Form 10KSB
period 2003-12-30
MELT INC
filed 2004-03-30
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number  333-109990
MELT, INC.
(Name of small business issuer in its charter)
Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 John Dykes Avenue, Vaucluse, NSW Australia	2030
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  011-61-421-348-610

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $29,226

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

13,230,000 common shares @ $0.10(1) = $1,323,000

(1) There is currently no trading market for our common stock. Our common stock will be deemed to be priced at $0.10 per share until shares of our common stock are quoted on the OTC Bulletin Board.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

18,730,000 common shares issued and outstanding as of March 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No [X].

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Melt" mean Melt, Inc. and our wholly-owned subsidiary, Melt (California) Inc., unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 18, 2003 with the intention to commence operations as a gelato bar and coffee shop through our wholly-owned subsidiary, Melt (California) Inc. We opened our first retail outlet on November 28, 2003. Our wholly-owned subsidiary, Melt (California) Inc., was incorporated in the State of California on August 6, 2003.

Our Current Business

We are currently an early stage company. Through our wholly-owned subsidiary, Melt (California) Inc. we own and operate a retail gelato bar and coffee shop business under the name of "Melt-gelato italiano". We currently have one retail location in operation, located in Palm Desert, California and have signed two more retail leases, one for a store which will open in April 2004 and another store to open in May, 2005. We are currently in the final stages of signing two more leases for retail stores in southern California.

Sources of Revenue

The majority of our revenue to date has been generated through the sale of Italian gelato and smoothies. We also expect to generate revenues from the sale of Italian iced drinks, specialty coffees and assorted pastries and confections. We sell our products to consumers through retail locations. Our first location is in Westfield Shopping Town in Palm Desert, California. It is a kiosk style retail outlet of approximately 170 square feet. This initial location opened on November 28, 2003.

Principal Products and Markets

Our primary products that we sell are Italian style gelato and super smoothies. We also plan to sell related confections, specialty coffees and pastries in keeping with our gelato bar/coffee shop concept. We ultimately intend to offer our products across the United States retail market. Our target customer will be all families and individuals interested in frozen deserts.

Principal Suppliers

We are currently obtaining product from two suppliers. Although we believe that our suppliers have current manufacturing capabilities to enable them to produce and supply sufficient quantities of gelato, there is no assurance that this will be adequate for future growth. To lessen this risk, we intend to initially contract additional suppliers and later will consider manufacturing our own gelato when we have opened at least six retail locations, which may make manufacturing economically feasible.

Competition

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business will have to compete with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer's, Baskin-Robbins, Dairy Queen and Stone Cold Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products.

Growth Strategy

Our plan envisions establishing 9 retail locations in various high traffic areas in our first full year of operations ending December 31, 2004. This will be dependent upon actual sales meeting our sales projections and also our raising sufficient capital to fund the cost of building new stores. We are also considering a franchise program to facilitate our expansion in the United States. The seven main states in which we plan to open locations are California, Arizona, Texas, Nevada, New York, Florida and Washington.

Governmental Regulations

We are in the perishable food industry. The development, manufacture and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies.

As a result of such regulations we may encounter a variety of difficulties or extensive costs, which could delay or preclude us from marketing our products.

Employees

Our President, CEO, Secretary and our director, Clive Barwin, and our Vice-President and director, Brandon Barwin, are the key employees of our company. They handle all of the responsibilities in the area of corporate administration, business development, research and operations. In addition, Mr. Clive Barwin also provides us with capital raising services. We also have six employees for the operation of our first retail location in the Westfield Shopping Town in Palm Desert, California.

Intellectual Property

We currently have made an application for the trade name "MMelt" and "Melt-gelato italiano". However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of third parties.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

RISK FACTORS

Much of the information included in this current report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations, have not generated any material revenues from operations and if we are not able to obtain further financing we may not be able to increase the number of stores and our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $127,188 for the period ended December 31, 2003. As of December 31, 2003, we had working capital deficit of $70,229. We do not expect positive cash flow from operations in the near term. As of December 31, 2003, we received an aggregate of $311,550 gross proceeds from two private placement financings in which we sold shares of our common stock. We have estimated that we will require up to $1,500,000 in new capital to finance the opening of new retail stores and to carry out our business plan in the year ended December 31, 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in the opening of our initial retail locations;
  we are unable to create a substantial market for our products; or
  we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We will need to raise additional funds to increase the number of retail locations that we expect to open, and to be able to respond to unanticipated requirements or expenses. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our retail gelato bar and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to discontinue our business dramatically scale down our expansion plans.

We have only commenced our business operations in July, 2003 and opened our first retail store in November, 2003 and thus have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, our business may fail.

We have a limited operating history. Our operating activities since our incorporation on July 18, 2003 consisted primarily of developing our business plan, establishing our subsidiary and opening our first retail location. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, uncertainty regarding acceptance of our products and retail operations and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the retail confectionery industry make it difficult or impossible to predict future results of our operations. We may not establish a customer following that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we have not earned any material revenues since our incorporation raises substantial doubt about our ability to continue as a going concern or to establish and operate a successful business. If we are unable to establish and generate revenues our business will fail and you may lose some or all of your investment in our common stock.

We are an early stage company and have not generated any material revenues since our inception on July 18, 2003. We will, in all likelihood, continue to incur operating expenses without significant revenues until additional retail operations become fully operational and gain significant popularity with customers in southern California. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in potential consumers for our products. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2003. If we are unable to establish and generate revenues our business will fail and you may lose some or all of your investment in our common stock.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our trade name, our efforts to increase public recognition of our "Melt" brand may be impaired and we may be required to incur substantial costs to protect our trade name.

We currently have made an application for the trade name "MMelt" and "Melt-gelato italiano". However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others, or require us to cease the marketing or use of our products, any of which could have a material adverse effect on our business, operating results and financial condition.

The establishment and maintenance of brand identity of our "Melt" brand gelato products is critical to our future success. If we are unable to promote and maintain our "Melt" brand our business could fail.

Since we expect that substantially all of our revenues will be generated from purchases by the consumer of our gelato and related products at our retail outlets, market acceptance of our products is critical to our future success. Factors such as market positioning, retail locations, the availability and price of competing products (in particular, frozen deserts), and the introductions of new products will affect the market acceptance of our business.

We believe that establishing and maintaining brand identity of our products will increase the appeal of our products and retail locations to prospective customers. Consumer recognition and a preference of our "Melt" brand products over similar products offered by our competition will be critical to our future success. Promotion and enhancement of our gelato and related products will depend largely on our success in continuing to provide high quality products. In order to attract and retain customers and to promote and maintain our "Melt" brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our customers. Currently, given the large number of factors and variables in achieving and maintaining consumer recognition and brand loyalty, we cannot anticipate or estimate how much we may be required to spend to establish such loyalty. If we are unable to provide high quality products, or otherwise fail to promote and maintain our "Melt" brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may not be able to successfully implement our business plan and achieve a profitable level of operations.

Due to the nature of our products, we will be subject to specific risks unique to the retail frozen desert industry.

Specialty retail food businesses such as ours are often affected by changes in consumer and competitive conditions, including changes in consumer tastes; national, regional, and local economic conditions and demographic trends; and the type, number, and location of competing businesses. Adverse publicity resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one of our products may adversely affect our retail operations. We, as well as our competitors, are subject to the foregoing risks, the occurrence of any of which would impair or prevent our efforts to establish and expand our frozen desert operations. The occurrence of such risks may result in an investor losing some or all of their investment in our common stock.

Because we face intense competition, an investment in our company is highly speculative.

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business will have to compete with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer's, Baskin-Robbins, Dairy Queen and Stone Cold Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products.

A number of our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. These existing and future competitors may be able to respond more quickly to new or changing opportunities, product and customer requirements than us and may be able to undertake more extensive promotional activities, offer more retail locations to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors could materially and adversely affect our ability to commence, maintain, or expand our operations.

Our operations are subject to governmental regulation associated with the food service industry, the operation and enforcement of which may restrict our ability to carry on our business.

We are in the perishable food industry. The development, manufacture and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as

well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labeling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labeling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations will be subject to inspection by federal, state, and local authorities. We will seek to comply at all times with all such laws and regulations. We will obtain and maintain all necessary permits and licenses relating to our operations, and will ensure that our facilities and practices comply with applicable governmental laws and regulations. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

As a result of such regulations we may encounter a variety of difficulties or extensive costs, which could delay or preclude us from marketing our products or continuing or expanding our operations. We cannot predict if all necessary approvals will be granted or that if granted, any approval will be received on a timely basis. If approvals are not obtained or are delayed, this may also preclude us from marketing our products or continuing or expanding our operations.

Because we depend on two of our current employees, if we are required to replace them and we cannot hire and retain other qualified personnel, we might be forced to discontinue our operations.

Since our inception on July 18, 2003, our president, Chief Executive Officer, Secretary and director, Clive Barwin, and our Vice-President and director, Brandon Barwin, our key employees, have handled all of the responsibilities in the area of corporate administration, business development, research and operations. In addition, Mr. Clive Barwin has also provided us with capital raising services. The loss of the services of either of Clive Barwin or Brandon Barwin, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit.

Because our officers, directors and principal shareholders control a substantial portion of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliate, in the aggregate, beneficially own 29.4% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we might not have sufficient insurance to cover any losses that may arise, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do currently maintain comprehensive liability and property insurance. However there can be no assurance that we have coverage sufficient to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.

We are authorized to issue up to 100,000,000 common shares, of which 18,730,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Item 2. Description of Property.

Our executive and head offices are located at 14 John Dykes Avenue, Vaucluse, New South Wales, Australia 2030. The offices are provided to us at no charge by Mr. Clive Barwin and are located in his residence. This facility functions as our main administrative facility. We believe our current premises are adequate for our current management functions and we do not anticipate that we will require any additional premises in the foreseeable future.

We have entered into a lease agreement for our first retail location in Westfield Shopping Town in Palm Desert, California. The lease has a term of seven years commencing on November 1, 2003, for which we will pay $4,333 net per month to lease 172.25 square feet of retail space. We have paid $8,131 in rent from November 15, 2003 to December 31, 2003. Currently, this retail location is of sufficient size and we do not anticipate expanding to a larger location in the immediate future.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for our common stock. We do not have any common stock subject to outstanding options or warrants and there are no securities outstanding that are convertible into our common stock. None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933. We have registered 13,230,000 shares of our common stock under the Securities Act of 1933 for sale by the selling securities holders on Form SB-2, which was filed with the SEC on October 24, 2003. There are currently 47 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". "Penny stock" is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Recent Sales of Unregistered Securities

On August 8, 2003, 18,700,000 common shares were issued to 17 subscribers for gross offering proceeds of $308,550 in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and on August 25, 2003, 30,000 common shares were issued to 30 subscribers for gross offering proceeds of $3,000 in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933. None of the subscribers were U.S. persons at that term is defined in Regulation S.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership and operation of gourmet Italian style ice cream and coffee shops (gelaterias), offering for sale Italian gelato (ice cream), coffee and related products, pastries and confections.

From the date of our incorporation on July 18, 2003 to the end of the period covered by our audited financial statements, we have generated minimal revenues. Our revenue consist of sales made in our first retail store in Palm Desert, California. The store opened on November 28, 2003 and the discussion herein includes sales made up until December 30, 2003.

Results of Operations

Our first store only sells gelato (ice cream) and smoothies, and all of our revenue as generated from sales made through our first location. Sales of smoothies represent approximately 15% of the total sales for the period. The total revenue for the year ended December 31, 2003 was $29,266.

We posted losses of $127,188 for the year ending December 31, 2003 and losses of $127,188 since inception to December 31, 2003. The principal component of the loss was in connection with the start-up of our business and the opening of our first store.

Expenses

The period covered by our consolidated audited financial statements is from our incorporation date at July 18, 2003 to December 31, 2003. Our cost of sales amounted to $10,197, general and administrative expenses amounted to $138,798 and depreciation and amortization amounted to $5,469. Our administrative operating expenses consisted of salaries and wages, rent, development costs, organizational and professional fees from the date of inception.

Total expenses for the year ending December 31, 2003 were $144,267.

As of December 31, 2003, we have paid $10,000 in management fees to Brandon Barwin and have accrued $10,000 in management fees to Clive Barwin.

For the year ended December 31, 2003, we have spent $15,167 on marketing for the design concept and the appearance of all of our Melt stores.

We have incurred $11,142 in audit and accounting fees and $20,134 in legal fees to December 31, 2003, primarily in connection with the preparation and filing of our Registration Statement on Form SB-2 and for the incorporation of our company.

To date, we have spent $26,907 in research and development of the business plan and the product, for travel expenses relating to the market studies conducted in North America and for management's travel expenses associated with the opening of our first store.

Financial Condition, Liquidity and Capital Resources

At December 31, 2003, we had a working capital deficit of $70,229.

At December 31, 2003, our total assets of $473,925, of which $190,402 consisted of cash.

At December 31, 2003, our total liabilities were $289,563.

On September 15, 2003, we had effected an equity private placement of $311,550. These funds enabled us to address our current and ongoing expenses and continue with the marketing and promotion activity connected with the launch of our initial retail location. Additional monies will be required to fund our operations and our business plan, which we plan to raise by issuing additional equity primarily through the private placement of our securities. Further, to the extent that such funds may be available to us, we may also enter into commercial loans or credit facilities.

As at December 31, 2003, we borrowed $162,719 from two shareholders. The loans are unsecured, have no repayment terms and bear interest at an imputed rate of 7% per annum.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business being dependent upon obtaining further financing, successful and sufficient market acceptance of our products, the continuing successful development of our "Melt" branded retail locations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program and may not be able to meet our other obligations as they become due.

Future Operations

Presently, we do not have sufficient revenues to meet our operating and planned capital expenses. Management projects that we will require at least $1,500,000 to fund our proposed expansion program ongoing operating expenses and working capital requirements for the next 12 months to December 31, 2004.

Immediate Objectives

Our primary objective for the 12 month period ending December 31, 2004 will be to further develop and expand our retail store locations and increase sales in such locations as they open.

Retail Locations

Our business plan envisions opening 9 new retail store locations by December 31, 2004. Our first retail location is in the Westfield Shopping Centre in Palm Desert, California. This is a kiosk style location of approximately 170 square feet that opened on November 28, 2003. In addition to kiosks, we also plan to open traditional "in-line" retail stores. Of our first 10 retail locations, we anticipate that five will be kiosks and five will be in-line stores. We have entered into lease agreements for two new retail locations and are currently negotiating lease agreements for a further two retail locations, all of which will be in Southern California.

Promotion

Our primary promotional campaign will be undertaken through a rewards program. With each store opening we intend to give away approximately 5,000 Club Melt reward cards, which will entitle the prospective customer to a free gelato, and a 10% bonus accumulation for each purchase thereafter. We will also plan to provide and encourage free sample tasting of all our flavors, which will allow prospective customers to taste and understand our product offering.

Purchase or Sale of Equipment

We anticipate that we will expend $175,000 on average on equipment and leasehold improvements for each retail location that we may open.

Personnel

As of December 31, 2003, Clive Barwin and Brandon Barwin, are the key employees of our company. They handle all of the responsibilities in the area of corporate administration, operations, business development and research. In addition, Clive Barwin, our President and CEO also provides us with capital raising services. We have hired six full-time employees for our first retail location, which opened on November 28, 2003. In the 12 months ending December 31, 2004 we plan to raise our total number of permanent and part time employees to approximately 72. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in building a customer following for our products, we may be required to hire new personnel to expand our operations sooner than anticipated.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Our company has adopted SFAS No. 146. The effect of adoption of this standard does not currently have an impact on our company's results of operations and financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The transition provisions do not currently have an impact on our company's financial position and results of operations as our company has no stock-based employee compensation. Our company will adopt the disclosure requirements of SFAS No. 148 if stock-based compensation is awarded to employees.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. We do not expect any effect on our financial position or results of operations from the adoption of this Interpretation.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect any effect on our financial position or results of operations from the adoption of this Statement.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The consolidated audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

Item 7. Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 22, 2004

Consolidated Audited Balance Sheets as at December 31, 2003

Consolidated Audited Statements of Operations for the year ended December 31, 2003 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Consolidated Audited Statements of Changes in Stockholders' Equity (Deficiency) for the year ended December 31, 2003 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2003 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Notes to the Consolidated Financial Statements

MELT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

C O N T E N T S

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Melt, Inc. and Subsidiary
Palm Desert, California

We have audited the accompanying consolidated balance sheet of Melt, Inc. and subsidiary at December 31, 2003, and the related statement of operations, stockholders' equity and cash flows for the period of July 18, 2003 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Melt, Inc. and subsidiary at December 31, 2003, and the results of its operations and its cash flows for the period from July 18, 2003 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 22, 2004

MELT, INC. AND SUBSIDIARY
Consolidated Balance Sheet

ASSETS

December 31, 2003

CURRENT ASSETS

Cash	$ 190,402
Inventory (Note 1)	21,000
Prepaid expenses	7,942

Total Current Assets	219,344

FIXED ASSETS, NET (Note 2)	224,672

OTHER ASSETS

Trade Mark, Net	1,640
Deposit	28,269

Total Other Assets	29,909

TOTAL ASSETS	$ 473,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 111,543
Accrued expenses	2,895
Accounts payable - related party (Note 3)	10,000
Accrued interest- related parties (Note 3)	2,406
Notes payable- related parties (Note 3)	162,719

Total Current Liabilities	289,563

Total Liabilities	289,563

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 18,730,000 shares issued and outstanding	18,730
Additional pa id-in capital	292,820
Accumulated deficit	(127,188)

Total Stockholders' Equity	184,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 473,925

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY
Consolidated Statement of Operations
From the date of inception on July 18, 2003 through December 31, 2003

REVENUE	$ 29,226

COST OF SALES	10,197

Gross profit	19,029

EXPENSES

Depreciation and amortization	5,469
General and administrative expenses	138,798

Total Expenses	144,267

LOSS FROM OPERATIONS	(125,238)

OTHER INCOME (EXPENSES)

Interest income	456
Interest expense	(2,406)

Total Other Income (Expenses)	(1,950)

LOSS BEFORE INCOME TAXES	(127,188)

INCOME TAX EXPENSE	-

NET LOSS	$ (127,188)

BASIC LOSS PER SHARE	(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	12,072,771

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY
Consolidated Statement of Stockholders' Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount

July 18, 2003 (Date of inception)	-	$ -	$ -	$ -

Common stock for cash at $0.0165 per share	18,700,000	18,700	289,850	-

Common stock for cash at $0.10 per share	30,000	30	2,970	-

Net loss for the period from July 18, 2003 to December 31, 2003	-	-	-	(127,188)

Balance, December 31, 2003	18,730,000	$ 18,730	$ 292,820	$ (127,188)

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
From the date of inception on July 18, 2003 through December 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (127,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization expense	100
Depreciation expense	5,369
Changes in operating assets and liabilities:
(Increase) in supplies and inventory	(21,000)
(Increase) in prepaid expenses	(7,942)
(Increase) in trademark	(1,740)
(Increase) in deposits	(28,269)
Increase in accrued interest- related parties	2,406
Increase in accrued expenses	2,895
Increase in accounts payable - related party	10,000
Increase in accounts payable	111,543

Net Cash Used by Operating Activities	(53,826)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(230,041)

Net Cash Used by Investing Activities	(230,041)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	162,719
Proceeds from issuance of stock	311,550

Net Cash Provided by Financing Activities	474,269

NET INCREASE IN CASH	190,402

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$ 190,402

CASH PAID DURING THE PERIOD FOR:

Interest	-
Income taxes	-

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Melt, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Organization and Business Activities

Melt Inc. (Hereinafter referred to as the Company) was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for subsidiary operations. The Company's fiscal year end is December 31.

Melt (California), Inc. (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) will operate gourmet gelaterias in the State of California under the trade name of Melt-Gelato Italiano.

b. Depreciation

The cost of the property and equipment is depreciated over the estimated useful life of 5 and 7 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company's financial consolidated statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Basic Loss Per Share

The computation of basic and diluted loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

f. Basic Loss Per Share (Continued)

For the Period From Inception on July 18, 2003 to December 31, 2003

Loss	$ 127,188
Shares	12,072,771
Per Share Amount	$ (0.01)

g. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2003:

2003

Deferred tax assets:
NOL Carryover	$ 62,202

Deferred tax liabilities:
Depreciation	(17,085)

Valuation allowance	(45,117)

Net deferred tax asset	$ -

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Income Taxes (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2003 due to the following:

2003

Book Income	$ (49,642)
Related Party Accruals	4,840
Other	(315)
Valuation allowance	45,117

$ -

At December 31, 2003, the Company had net operating loss carryforwards of approximately $158,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

    h. Revenue Recognition

The Company recognizes sales upon receipt of cash from its customers.

i. Newly Issued Accounting Pronouncements

During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

    Newly Issued Accounting Pronouncements (Continued)

the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the consolidated financial statements of the Company.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

    Newly Issued Accounting Pronouncements (Continued)

SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB

Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the consolidated financial statement of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the consolidated financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain

Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the consolidated financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

i. Newly Issued Accounting Pronouncements (Continued)

This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

j. Advertising and Marketing

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2003 was $15,167.

k. Stock Options

As permitted by FASB Statement 148 "Accounting for Stock Based Compensation", the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

l. Principals of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiary, Melt (California) Inc. All material inter-company accounts and transactions have been eliminated.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

m. Inventory

Inventory at December 31, 2003 were comprised of the following:

December 31, 2003

Supplies	$ 17,500
Food and Beverage	3,500

Total Inventory	$ 21,000

Inventory is stated at lower of cost or market value using first-in, first-out method of valuation.

n. Concentration of Risk

Cash

The Company maintains cash in various accounts the balance as of December 31, 2003 in one of the accounts exceeded insured limits.

NOTE 2 - FIXED ASSETS

Fixed assets at December 31, 2003 consisted of the following:

Vehicles	$ 11,830
Office equipment	75,250
Computer equipment	2,004
Leasehold Improvements	140,957
Less: Accumulated depreciation	(5,369)

$ 224,672

Depreciation expense for the year ended December 31, 2003 was $5,369.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2003 the Company accrued management fees to the Company's President, in the amount of $10,000. Additionally, the Company has paid management fees to a director totaling $10,000.

Notes Payable

During the year ended December 31, 2003 the Company received loans of $162,719 from related parties. These loans were unsecured, due upon demand, and interest was imputed at 7% per annum. Interest expenses accrued as of December 31, 2003 totaled $2,406.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Stock Issuances

During 2003, the Company's president purchased 2,700,000 shares of common stock at $0.0165 per share or $44,550. A director also purchased 1,000,000 shares of common stock at $0.0165 per share or $16,500.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company entered into a facility lease on November 1, 2003. This is a seven year lease expiring on January 31, 2011. The monthly payment is $4,333 the terms of the lease provides for an escalation in rent over the seven year term.

Future minimum lease payments under operative lease are as follows:

Facility Lease

Year ended December 31,
2004	$ 52,000
2005	55,667
2006	57,705
2007	59,281
2008 and beyond	124,672

$ 349.325

NOTE 5 - GOING CONCERN

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss since its inception on July 18, 2003 and has failed to generate a positive cash flow form operations, which together raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to build several more stores over the next twelve months. In addition to increasing sales, the Company intends to raise an additional $1,000,000 cash through the issuance of common stock.

NOTE 6 - COMMON STOCK

On December 31, 2003, the Company completed the sale of 18,730,000 shares of common stock in two private placements to foreign investors, subject to certain trading restrictions. The initial private placement consisted of 18,700,000, which were issued as Founders' shares at $0.0165 per share. The second private placement consisted of 30,000 shares issued at $0.10 per share. The Company has only one class of stock designated as common. The company filed an SB-2 and has had registered 13,320,000 shares.

MELT, INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
For the Year Ended December 31, 2003

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2003, the Company has received additional advances from a related party in the amount of $30,000.

The Company has received cash as advance payments for common stock in the amount of $225,000.

The Company has entered into two new facility leases. One is a ten year lease and the other is a seven year lease. Total lease payments over the leases terms are $662,081 and $406,875, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 18, 2003 we engaged the firm of Farber and Hass, LLP, Certified Public Accountants, to audit our financial statements for the period ended September 15, 2003. On February 10, 2004, we dismissed our principal independent accountants, Farber and Hass, LLP and we engaged HJ & Associates, LLC, Certified Public Accountants, as our principal independent accountant effective February 10, 2004.

The audit report of Farber and Hass on our financial statements for the period ended September 15, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The report on the financial statements prepared by Farber and Hass for the period ending September 15, 2003 contained a paragraph with respect to our ability to continue as a going concern.

In connection with the audit of the period ended September 15, 2003 through February 10, 2004, the date of dismissal, we had no disagreements with Farber and Hass with respect to accounting or auditing issues of the type discussed in Item 304(a)(1)(iv) of Regulation S-B. Had there been any disagreements that were not resolved to their satisfaction, such disagreements would have caused Farber and Hass to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

From September 15, 2003 to February 10, 2004, the date of dismissal of Farber and Hass, and prior to the appointment of HJ & Associates, LLC, we (or anyone on our behalf) did not consult with HJ & Associates, LLC regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-B. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), we did not consult HJ & Associates, LLC in respect to these matters during the time periods detailed herein.

Item 8A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2003. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Clive Barwin	President, CEO, Secretary and Director	49	July 18, 2003
Brandon Barwin	Vice-President and Director	38	August 1, 2003

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Clive Barwin, President, CEO, Secretary and Director

For the past five years Clive Barwin has acted as a consultant to various computer hardware and software development and marketing companies. In 2002 he also syndicated a real estate venture for the construction of a retail and residential development, in Sydney, Australia.

In 1992 Clive Barwin founded DataWave Systems Inc., a start up high tech company to develop and commercialize wireless technology for the electronic kiosk industry. He was President and CEO from 1992 to 1998, during which time he took the company public on the Vancouver Stock Exchange, and on the Over-the-Counter Bulletin Board. Under his stewardship the company grew from one employee to over 90, with offices in Vancouver, New Jersey, Los Angeles, Orlando, and Texas.

From 1983 to 1992 Clive Barwin was the founder, President and CEO of Modatech Systems Inc., a high tech company started to develop and commercialize software to automate the sales forces of large multi-national companies. The company went public on the Vancouver Stock Exchange, Toronto Stock Exchange and the Over-the-Counter Bulletin Board. He grew the company from one employee to over 150, with offices in Vancouver, Toronto, Los Angeles, New York, Dallas, and Chicago.

Brandon Barwin, Vice-President and Director

Brandon Barwin was previously Director of Operations of DataWave Systems Inc. from March 1998 to September 2003, where he was responsible for all areas of operations which included rollout and installation of over 1,000 computerized retail kiosks and 2,000 retail point of sale systems.

Brandon Barwin was the founder, President and CEO of a furniture retail store at Victoria, British Columbia, called Clicks Furniture from November 1989 to January 1998. In addition to Clicks, Brandon assisted in his other family business called Standard Furniture.

Brandon Barwin worked at McDonald's Restaurants Canada from January 1981 to October 1988, as a Regional Manager for the majority of that time.

Family Relationships

Brandon Barwin, our Vice-President and a director, is a fourth cousin of Clive Barwin, our President, CEO and director.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

We do not have a separate audit committee at this time. Our board of directors acts as our audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Tem 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2003, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:
Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Clive Barwin	1(1)	1(1)	Nil
Brandon Barwin	1(1)	1(1)	Nil

(1) The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

Code of Ethics

Effective March 6, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5. accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company's. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Melt, Inc., 14 John Dykes Avenue, Vaucluse, NSW, Australia 2030.

Item 10. Executive Compensation.

No executive officer of our company received an annual salary and bonus that exceeded $100,000 during the period from inception (July 18, 2003) to the year ended December 31, 2003. The following table shows the compensation received by our CEO and President for the period from inception (July 18, 2003) to the year ended December 31, 2003.
SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Clive Barwin President, CEO, Secretary and Director(2)	2003	$10,000	Nil	Nil	Nil	Nil	Nil	Nil

(1) The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Clive Barwin became our President, CEO and Secretary on July 18, 2003.

We plan on providing salaries to Clive Barwin and Brandon Barwin of $60,000 per year.

Stock Options and Stock Appreciation Rights

From the date of inception (July 18, 2003) and up to December 31, 2003, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on September 15, 2003.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2003.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 26, 2004, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 14 John Dykes Avenue, Vaucluse, NSW 2030, Australia	4,500,000(2)	24%
Brandon Barwin 34 - 11491 7th Avenue Richmond, BC V7E 4J5, Canada	1,000,000	5.3%
Glynis Sive 14 John Dykes Avenue, Vaucluse, NSW 2030, Australia	1,800,000(2)	9.6%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	9.6%
Directors and Officers (as a group)	5,500,000(2)	29.4%

(1) Based on 18,730,000 shares outstanding as of March 26, 2004.

(2) Includes the 1,800,000 shares held by Glynis Sive disclosed herein. Clive Barwin and Glynis Sive are married. Clive Barwin disclaims any beneficial interest, ownership interest, voting control or investment authority or direction in regards to the shares beneficially owned by Glynis Sive.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holder, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

The promoter of our company is our President, CEO and director, Clive Barwin.

On September 15, 2003, we issued 2,700,000 shares of our common stock at $0.0165 per share to Clive Barwin, our President, CEO, secretary and director, in a private placement transaction.

On September 15, 2003, we issued 1,000,000 shares of our common stock at $0.0165 per share to Brandon Barwin, our vice-president and director, in a private placement transaction.

On September 15, 2003, we issued 1,800,000 shares of our common stock at $0.0165 per share to Glynis Sive, wife of Clive Barwin, in a private placement transaction.

Given that we are a start-up, development stage company, we believe that the terms of the foregoing transactions, and the funds provided thereby, was the only manner by which we could generate the funds required to implement the initial stages of our business plan.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics.
(21)	Subsidiaries of the small business issuer
Melt (California) Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

None.

Item 14. Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by HJ & Associates, LLC for professional services rendered for the audit of our annual consolidated financial statements for the period ended December 31, 2003 included in our annual report on Form 10-KSB are estimated to be $10,000.

The aggregate fees billed by Farber and Hass for professional services rendered for the audit of our consolidated financial statements included in our Registration Statement on Form SB-2 for the period ended September 15, 2003 were $10,522.

Audit Related Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $0.

Tax Fees

For the fiscal year ended December 31, 2003, the aggregate fees billed by HJ & Associates, LLC for other non-audit professional services, other than those services listed above, totalled $0.

We do not use HJ & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates, LLC to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ & Associates, LLC is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

The board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the board of directors does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by HJ & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates, LLC' independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MELT, INC.
/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 29, 2004
/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director
Date: March 29, 2004