Form 10QSB
period 2004-03-28
MELT INC
filed 2004-05-12
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 28, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-109990
MELT INC.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14 John Dykes Avenue, Vaucluse, NSW Australia 2030
(Address of principal executive offices)
011-61-421-348-610
(Issuer's telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  18,730,000 common shares issued and outstanding as of May 6, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MELT INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2004 and December 31, 2003

MELT INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	March 28, 2004	December 31, 2003
	(Unaudited)

CURRENT ASSETS

Cash	$ 372,703	$ 190,402
Inventory	17,000	21,000
Prepaid expenses	4,079	7,942

Total Current Assets	393,782	19,344

FIXED ASSETS, NET	217,856	224,672

OTHER ASSETS

Trade Mark, Net	1,553	1,640
Deposits	55,438	28,269

Total Other Assets	56,991	29,909

TOTAL ASSETS	668,629	$ 473,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 104,398	$ 111,543
Accrued expenses	13,500	2,895
Accounts payable - related party	12,500	10,000
Accrued interest - related parties	5,906	2,406
Stock subscriptions payable (Note 2)	225,000	-
Notes payable - related parties	200,000	162,719

Total Current Liabilities	561,304	289,563

Total Liabilities	561,304	289,563

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 18,730,000 shares issued and outstanding	18,730	18,730
Additional paid -in capital	292,820	292,820
Accumulated deficit	(204,225)	(127,188)

Total Stockholders' Equity	107,325	184,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	668,629	$ 473,925

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

For the Thirteen Weeks Ended March 28, 2004

REVENUE	$ 54,967

COST OF SALES	12,053
RELATED OCCUPANCY COSTS	15,401
STORE OPERATING EXPENSES	23,555
DEPRECIATION AND AMORTIZATION	8,512
GENERAL AND ADMINISTRATIVE	68,962
LOSS FROM OPERATIONS	(73,830)

OTHER INCOME (EXPENSES)

Interest income	293
Interest expense	(3,500)

Total Other Income (Expenses)	(3,207)

LOSS BEFORE INCOME TAXES	(77,037)

INCOME TAX EXPENSE	-

NET LOSS	$ (77,037)

BASIC LOSS PER SHARE	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,730,000

The thirteen weeks ended March 28, 2003 is not presented because the inception of the Company was July 18, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Stockholder's Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount

July 18, 2003 (Date of inception)	-	$ -	$ -	$ -

Common stock for cash at $0.0165 per share	18,700,000	18,700	289,850	-

Common stock for cash at $0.10 per share	30,000	30	2,970	-

Net loss for the period from July 18, 2003 to December 31, 2003	-	-	-	(127,188)

Balance, December 31, 2003	18,730,000	18,730	292,820	(127,188)

Net loss for the Thirteen Weeks ended March 28, 2004 (unaudited)	-	-	-	(77,037)

Balance, March 28, 2004 (unaudited)	18,730,000	$ 18,730	$ 292,820	$ (204,225)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

For the Thirteen Weeks Ended March 28, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (77,037)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Amortization expense	87
Depreciation expense	8,425
Changes in operating assets and liabilities:
Decrease in supplies and inventory	4,000
Decrease in prepaid expenses	3,863
(Increase) in deposits	(27,169)
Increase in accrued interest - related parties	3,500
Increase in accrued expenses	13,105
Decrease in accounts payable	(7,143)

Net Cash Used by Operating Activities	(78,369)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(1,611)

Net Cash Used by Investing Activities	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related parties	37,281
Proceeds from stock subscriptions payable	225,000

Net Cash Provided by Financing Activities	262,281

NET INCREASE IN CASH	182,301

CASH AT BEGINNING OF YEAR	190,402

CASH AT END OF PERIOD	$ 372,703

CASH PAID DURING THE PERIOD FOR:

Interest	-
Income taxes	-

The thirteen weeks ended March 28, 2003 is not presented because the inception of the Company was July 18, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
March 28, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the period ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004. The Company has elected a 52-week reporting period with each quarter reporting 13 weeks of activity.

NOTE 2 - STOCK SUBSCRIPTIONS PAYABLE

During the period ended March 28, 2004, the Company received $225,000 from three individuals as a prepayment on common stock to be issued. The Company will issue 450,000 shares at $0.50 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", and "Melt" mean Melt Inc. and our wholly owned subsidiary, unless otherwise indicated.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS

Thirteen Week Period Ending March 28, 2004

The period covered by our unaudited financial statements is for the 13 week period ended March 28, 2004 during which time we generated $54,967 in revenue and incurred a net loss of $77,037.

LIQUIDITY AND CAPITAL RESOURCES

As at March 28, 2004 we had $372,703 of cash on hand and a working capital deficiency of $167,522. As at March 28, 2004, our total assets were $668,629, which consisted primarily of cash and fixed assets.

As at March 28, 2004, our total current liabilities increased to $561,304 from $289,563 at December 31, 2003, primarily reflecting a increase in stock subscriptions payable.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash and cash equivalent position as at March 28, 2004 was $372,703.

For the three months ended March 28, 2004, net cash used in operating activities was ($78,369). Net cash provided by financing activity was $262,281 for the 13 week period ended March 28, 2004. This amount was primarily due to $225,000 in proceeds received from the issuance of our common stock.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through March 27, 2005 and therefore, we will have to raise financing through the sale of our equity securities or arrange an advance from shareholders of our company.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective in the 52 week period ending March 27, 2005 will be to further develop and expand our retail store locations and increase sales in such locations as they open.

Retail Locations

Our business plan envisions opening ten retail locations during our first fifteen months of operation to December 31, 2004. Our first retail location is in the Westfield Shopping Centre in Palm Desert, California. This is a kiosk style location of approximately 170 square feet that opened on November 28, 2003. In addition to kiosks, we also plan to open traditional "in-line" retail stores. Of our first ten retail locations, we anticipate that five will be kiosks and five will be in-line stores. We are currently negotiating lease agreements for a further five retail locations, all of which will be in Southern California if we enter into definitive lease agreements.

Cash Requirements

Presently, our revenues are not significant enough to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year 2004. Management projects that we will require at least $1,800,000 to fund our proposed expansion program.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The consolidated audited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the consolidated audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our products, the continuing successful development of our "Melt" branded retail locations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Interpretation.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect any effect on its financial position or results of operations from the adoption of this Statement.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $77,037 for 13 week ended March 28, 2004. Since July 18, 2003, our date of incorporation, we had working capital deficit of $70,219. We do not expect positive cash flow from operations in the near term. We have estimated that we will require up to $1,500,000 in new capital to finance the opening of new retail stores and to carry out our business plan in the year ended December 26, 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  we incur unexpected costs in the opening of our initial retail locations;
  we are unable to create a substantial market for our products; or
  we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We will need to raise additional funds to increase the number of retail locations that we expect to open, and to be able to respond to unanticipated requirements or expenses. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our retail gelato bar and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to discontinue our business or dramatically scale down our expansion plans.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at March 28, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 5.  Other Information.

On April 5, 2004, our Board of Directors approved the change of our fiscal year end from December 31 to a 52-53 week fiscal year. The end of each quarterly period will be the last Sunday in the last month of each quarterly period, such that each quarterly period will be 13 weeks in length. In that regard, our first quarterly period will end on March 28, 2004 and our first quarterly report will be due for filing on May 12, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

On February 11, 2004, on Item 4, reporting the dismissal of our certifying accountants, Farber & Hass, LLP, and the engagement of, HJ & Associates, LLC as our principal independent accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

Date: May 12, 2004

By: /s/ Clive Barwin
Clive Barwin, President, CEO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)