Form 10QSB
period 2004-03-28
MELT INC
filed 2004-05-12
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

MELT INC. AND SUBSIDIARY
Consolidated Statement of Operations
(Unaudited)

For the Thirteen Weeks Ended March 28, 2004

REVENUE	$ 54,967

COST OF SALES	12,367
RELATED OCCUPANCY COSTS	15,401
STORE OPERATING EXPENSES	23,555
DEPRECIATION AND AMORTIZATION	8,512
GENERAL AND ADMINISTRATIVE	 68,962
LOSS FROM OPERATIONS	(73,830)

OTHER INCOME (EXPENSES)

Interest income	293
Interest expense	(3,500)

Total Other Income (Expenses)	(3,207)

LOSS BEFORE INCOME TAXES	(77,037)

INCOME TAX EXPENSE	-

NET LOSS	$ (77,037)

BASIC LOSS PER SHARE	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,730,000

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