Form 10QSB
period 2004-06-27
MELT INC
filed 2004-08-11
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 27, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  19,660,000 common shares issued and outstanding as of August 10, 2004

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MELT INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

June 27, 2004, and December 31, 2003

MELT INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	June 27, 2004	December 31, 2003
	(Unaudited)

CURRENT ASSETS

Cash	$ 98,432	$ 190,402
Inventory	19,400	21,000
Loan - related party (Note 3) Prepaid expenses	56,507 5,039	7,942

Total Current Assets	179,378	219,344

FIXED ASSETS, NET	334,963	224,672

OTHER ASSETS

Trade Mark, Net	1,465	1,640
Deposits	25,123	28,269

Total Other Assets	26,588	29,909

TOTAL ASSETS	$ 540,929	$ 473,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 25,903	$ 111,543
Accrued expenses	800	2,895
Accounts payable - related party	15,000	10,000
Accrued interest - related parties	-	2,406
Notes payable - related parties	-	162,719

Total Current Liabilities	41,703	289,563

Total Liabilities	41,703	289,563

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 and 18,730,000 shares issued and outstanding, respectively	19,660	18,730
Additional paid -in capital	756,890	292,820
Accumulated deficit	(277,324)	(127,188)

Total Stockholders' Equity	499,226	184,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 540,929	$ 473,925

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Operations

(Unaudited)

	For the Twentry-Six Weeks Ended June 27, 2004__	For the Thirteen Weeks Ended June 27, 2004__

REVENUE	$ 108,055	$ 53,088

COST OF SALES	27,437	15,384
RELATED OCCUPANCY COSTS	30,921	15,520
STORE LABOUR COSTS STORE OPERATING EXPENSES	45,334 6,747	21,779 4,625
DEPRECIATION AND AMORTIZATION	16,423	7,911
GENERAL AND ADMINISTRATIVE	134,626	67,786

Total Operating Expenses	266,488	133,005

LOSS FROM OPERATIONS	(153,433)	(79,917)

OTHER INCOME (EXPENSES)

Interest income	3,297	3,004
Interest expense	-	(3,500)

Total Other Income (Expenses)	3,297	(496)

LOSS BEFORE INCOME TAXES	(150,136)	(80,413)

INCOME TAX EXPENSE	-	-

NET LOSS	$ (150,136)	$ (80,413)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	18,968,994	19,200,110

Note: The thirteen weeks and twenty-six weeks ended June 27, 2003 is not presented because the inception of the Company was July 18, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount

July 18, 2003 (Date of inception)	-	$ -	$ -	$ -

Common stock for cash at $0.0165 per share	18,700,000	18,700	289,850	-

Common stock for cash at $0.10 per share	30,000	30	2,970	-

Net loss for the period from July 18, 2003 to December 31, 2003	-	-	-	(127,188)

Balance, December 31, 2003	18,730,000	18,730	292,820	(127,188)

Common stock for cash at $0.50 per share (unaudited)	730,000	730	264,270	-

Common stock issued for extinguishment of debt-related party at $0.50 per share (unaudited)	200,000	200	199,800	-

Net loss for the twenty six weeks ended June 27, 2004 (unaudited)	-	-	-	(150,136)

Balance, June 27, 2004 (unaudited)	19,660,000	$ 19,660	$ 756,890	$ (277,324)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)

For the Twenty Six Weeks Ended June 27, 2004__

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (150,136)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Amortization expense	175
Depreciation expense	16,248
Changes in operating assets and liabilities:
Decrease in supplies and inventory	1,600
Decrease in prepaid expenses	2,903
(Increase) in deposits	(43,804)
(Decrease) in accrued interest - related parties	(2,406)
Increase in accrued expenses	2,905
(Decrease) in accounts payable	(85,639)

Net Cash Used by Operating Activities	(258,154)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(79,590)

Net Cash Used by Investing Activities	(79,590)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from note payable - related party	37,281
Payments on note receivable	(56,507)
Proceeds from stock issued	265,000

Net Cash Provided by Financing Activities	245,774

NET DECREASE IN CASH	(91,970)

CASH AT BEGINNING OF YEAR	190,402

CASH AT END OF PERIOD	$ 98,432

CASH PAID DURING THE PERIOD FOR:

Interest	-
Income taxes	-

NON-CASH FINANCING ACTIVITY
Common stock issued for extinguishment of debt-related party	$ 200,000

Note: The preceding year comparable period is not presented because the inception date was July 18, 2003.

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 27, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the period ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004. The Company has elected a 52-week reporting period with each quarter reporting 13 weeks of activity.

NOTE 2 - CAPITAL STOCK AND WARRANTS

During the period ended June 27, 2004 the Company issued 730,000 shares of common stock for cash at $0.50 per share.

During the period ended June 27, 2004, the Company issued 200,000 shares of common stock for the extinguishment of debt-related party, at $0.50 per share.

The company issued 930,000 warrants, with one warrant having the right to purchase one share at $0.75. The warrants expire 36 months from the date of payment of the shares issued above. One warrant was attached to each share of common stock issued.

NOTE 3 - NOTE RECEIVABLE - RELATED PARTY

During the period ended June 27, 2004, the Company lent $56,507 to a company owned by the President and CEO of the Company. This loan was subsequently repaid on July 15, 2004. Additionally, the related party lent approximately $40,000 to the Company on July 15, 2004.

NOTE 4 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

MELT INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
June 27, 2004 and December 31, 2003

NOTE 4 - GOING CONCERN (Continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

RESULTS OF OPERATIONS

Twenty Six Week Period Ending June 27, 2004

The period covered by our unaudited financial statements is for the 26 week period ended June 27, 2004 during which time we generated $108,055 in revenue and incurred a net loss of $150,136. All the revenue was generated from sales made through the store in Palm Desert. Cost of sales, retail occupancy costs and costs of labour directly relating to the store amounted to $103,692. General and administrative expenses amounted to $134,626 of which $41,759 related to professional expenses for legal and accounting.

LIQUIDITY AND CAPITAL RESOURCES

As at June 27, 2004 we had $98,432 cash on hand and a working capital of $137,675 As at June 27, 2004, our total assets were $540,929 which consisted primarily of fixed assets and cash.

As at June 27, 2004, our total current liabilities decreased to $41,703 from $137,675 at December 31, 2003, primarily reflecting a decrease in notes payable to related parties. The related parties used the proceeds of the loan to purchase shares in the company at .050c per share. The company concluded a private financing in the amount of $465,000 at .50c per share and issued 930,000 shares. Each share issued had a warrant attached, whereby the warrant holder has the right to purchase one share for each warrant at .75c per share. There were 930,000 warrants issued, which have an expiry date of 36 months from the date of the financing.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash position as at June 27, 2004 was $98,432.

For the twenty-six weeks ended June 27, 2004, net cash used in operating activities was $258,154. Net cash provided by financing activity was $245,774 for the 26 week period ended June 27, 2004. This amount was primarily due to $265,000 in proceeds received from the issuance of our common stock, and reduction in $200,000 of notes payable.

During the period ended June 27, 2004, we lent $56,507 to a company owned by our President and CEO. This loan was subsequently repaid on July 15, 2004. Additionally, our President and CEO lent approximately $40,000 to us on July 15, 2004.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through June 27, 2005 and therefore, we will have to raise financing through the sale of our equity securities or arrange an advance from shareholders of our company.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective in the 52 week period ending June 27, 2005 will be to further develop and expand our retail store locations and increase sales in such locations as they open.

Retail Locations

Our business plan envisions opening multiple retail locations during our first fifteen months of operation to December 31, 2004. Our first retail location is in the Westfield Shopping Centre in Palm Desert, California. This is a kiosk style location of approximately 170 square feet that opened on November 28, 2003. Our second location is located at Galleria of Tyler in Riverside, California. In addition to kiosks, we also plan to open traditional "in-line" retail stores.

Cash Requirements

Presently, our revenues are not significant enough to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year 2004. Management projects that we will require at least $1,250,000 to fund our proposed expansion program.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $150,136 for 26 week ended June 27, 2004. Since July 18, 2003, our date of incorporation, we had working capital deficit of $277,324. We do not expect positive cash flow from operations in the near term. We have estimated that we will require up to $1,250,000 in new capital to finance the opening of new retail stores and to carry out our business plan in the year ended December 26, 2004. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Some of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

We are authorized to issue up to 100,000,000 common shares, of which 19,660,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at June 27, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 6.  Exhibits and Reports on Form 8-K.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

Reports on Form 8-K

On April 5, 2004 we filed a report on Form 8-K regarding the change of our fiscal year end.

On May 19, 2004 we filed a report on Form 8-K regarding the closing of our financing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

By: /s/ Clive Barwin
Clive Barwin, President, CEO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: August 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Clive Barwin Clive Barwin	President, CEO, Secretary and Director	August 10, 2004
/s/ Brandon Barwin Brandon Barwin	Vice President and Director	August 10, 2004