Form 10QSB
period 2004-09-26
MELT INC
filed 2004-11-10
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 26, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-109990
MELT INC.
(Exact name of small business issuer as specified in its charter)
Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
45320 Corte Palmito, Temecula, California, USA 92592
(Address of principal executive offices)
310-994-3890
(Issuer's telephone number)
14 John Dykes Ave, Vaucluse, NSW, Australia 2030
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MELT INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

September 26, 2004, and December 31, 2003

MELT INC. AND SUBSIDIARY
Consolidated Balance Sheets

ASSETS

	Sept 26, 2004	December 31, 2003 .
	(Unaudited)

CURRENT ASSETS

Cash	$ 181,002	$ 190,402
Inventory	24,048	21,000
Prepaid expenses	6,134	7,942

Total Current Assets	211,184	219,344

FIXED ASSETS, NET	611,137	224,672

OTHER ASSETS

Trade Mark, Net	1,379	1,640
Deposits	4,488	28,269

Total Other Assets	5,867	29,909

TOTAL ASSETS	$ 828,188	$ 473,925

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$ 146,657	$ 111,543
Accrued expenses	6,258	12,895
Accounts payable - related party	17,500	-
Accrued interest - related parties Taxes Payable Loan from Chill Inc	- 800 117,637	2,406 - -
Notes payable - related parties	-	162,719

Total Current Liabilities	288,852	289,563

Total Liabilities	288,852	289,563

MINORITY INTEREST	103,080	-

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 and 18,730,000 shares issued and outstanding, respectively	19,660	18,730
Additional paid -in capital	756,890	292,820
Accumulated deficit	(340,294)	(127,188)

Total Stockholders' Equity	436,256	184,362

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$ 828,188	$ 473,925

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Operations

(Unaudited)

	For the Thirty Nine Weeks Ended Sept 26, 2004	From inception on July 18, 2003 to Sept 26, 2003	For the Thirteen Weeks Ended Sept 26, 2004	From inception on July 18, 2003 to Sept 26, 2003

REVENUE	$ 236,015	-	$ 127,960	-

COST OF SALES	68,444	-	41,007	-
RELATED OCCUPANCY COSTS	68,129	-	37,208	-
STORE LABOUR COSTS STORE OPERATING EXPENSES	91,025 47,117	- -	45,692 45,069	- -
DEPRECIATION AND AMORTIZATION	37,369	-	20,943	-
GENERAL AND ADMINISTRATIVE	157,400	21,930	18,076	21,930

LOSS FROM OPERATIONS	(233,469)	(21,930)	(80,035)	(21,930)

OTHER INCOME (EXPENSES)

Interest income	3,444	-	146	-
Interest expense	-	-	-	-

Total Other Income (Expenses)	3,444	-	146	-

LOSS BEFORE INCOME TAXES	(230,025)	(21,930)	(79,889)	(21,930)

INCOME TAX EXPENSE	-	800	-	800

NET LOSS BEFORE MINORITY INTEREST	(230,025)	(22,730)	(79,889)	(22,730)

Minority interest in net loss of subsidiary	16,919	-	16,919	-

NET LOSS	$ (213,106)	$ (22,730)	$ (62,970)	$ (22,730)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,960,000	18,730,000	18,730,000	18,730,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity
	Common Stock .		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount

July 18, 2003 (Date of inception)	-	$ -	$ -	$ -
			-
Common stock for cash at $0.0165 per share	18,700,000	18,700	289,850	-

Common stock for cash at $0.10 per share	30,000	30	2,970	-

Net loss for the period from July 18, 2003 to December 31, 2003	-	-	-	(127,188)

Balance, December 31, 2003	18,730,000	18,730	292,820	(127,188)

May 15, 2004 Common stock for cash at $0.50 per share	930,000	930	464,070	-

Net loss for the Thirty nine Weeks ended September 26, 2004 (unaudited)	-	-	-	(213,106)

Balance, September 26, 2004 (unaudited)	19,660,000	$ 19,660	$ 756,890	$ (340,294)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Consolidated Statement of Cash Flows
(Unaudited)
	For the Thirty nine Weeks Ended September 26, 2004	From inception Through September 26, 2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (213,106)	$ (22,730)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Amortization expense	261	-
Depreciation expense	37,105	-
Changes in operating assets and liabilities:
Increase in supplies and inventory	(3,048)	-
Increase in prepaid expenses	1,808	11,400
Decrease in deposits	23,781	-
Increase in amounts owing to related party Decrease in accrued interest - related parties	(2,406) -	- -
Decrease in accrued expenses	(6,636)	-
Increase in accounts payable	35,115	-
Increase in accounts payable - related party	17,500	6,930
Increase in taxes owing	800	-

Net Cash Used by Operating Activities	(108,826)	(4,400)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(423,570)	-

Net Cash Used by Investing Activities	(423,570)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from subscription of common stock	-	311,550
Increase is minority interest	103,080	-
Increase in loan from Chill Inc	117,637	-
Decrease in notes payable - related parties	(162,719)	-
Proceeds from stock issued	465,000	4,400

Net Cash Provided by Financing Activities	522,998	315,950

NET DECREASE IN CASH	(9,400)	311,500

CASH AT BEGINNING OF YEAR	190,402	0

CASH AT END OF PERIOD	$ 181,002	$ 311,550

CASH PAID DURING THE PERIOD FOR:

Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY
Notes to the Consolidated Financial Statements
September 26, 2004 and December 31, 2003

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the period ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 26, 2004. The Company has elected a 52-week reporting period with each quarter reporting 13 weeks of activity.

NOTE 2 - CAPITAL STOCK AND WARRANTS

During the 13 week period ended September 26, 2004 the Company did not issue any shares or warrants

NOTE 3 - RELATED PARTY TRANSACTIONS

In July 2004 the Company entered into a joint venture with one of its suppliers, Dolce Dolci LLC, for the purpose of forming a new entity called Villa Melt LLC. The new company will be 50% owned by each party. As a result of this agreement the Company received $120,000 for the minority interest investment.

In conjunction with the new entity, the Company entered into a lease agreement with General Growth for a period of ten years at approximately $6,000 per month plus escalation's. Clive Barwin has guaranteed the lease in the event of a default. The shareholders of Villa will enter into a separate agreement whereby they will be responsible for 50% of the personal guarantee if Clive Barwin is called upon in case of default.

At September 26, 2004 the Company owed $117,637 to Chill, Inc., a company owned by Clive Barwin.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

RESULTS OF OPERATIONS

Thirty Nine Week Period Ending September 26, 2004

The period covered by our unaudited financial statements is for the 39 week period ended September 26, 2004 during which time we generated $236,015 in revenue and incurred a net loss of $213,106. The revenue was generated from sales made through our store in Palm Desert and through our new store in Riverside County, California. Cost of sales, retail occupancy costs and costs of labour directly relating to the stores amounted to $227,598. General and administrative expenses amounted to $157,400 of which $42,795 related to professional expenses for legal and accounting.

During the period we entered into a joint venture with one of our suppliers where one of our subsidiaries and the supplier each own 50% of the new entity. The new entity will own and operate Melt - gelato Italiano stores and will be managed by the directors of Melt Inc. We have accounted for this entity as a subsidiary and have shown the supplier as a minority interest.

During the period Melt (California) Inc opened one new store at Galleria of Tyler in Riverside County, California, in addition the joint venture company Villa Melt LLC open one new store in Montclair Plaza in Montclair County in California.

LIQUIDITY AND CAPITAL RESOURCES

As at September 26, 2004 we had $181,002 cash on hand and a working capital deficit of $77,668. As at September 26, 2004, our total assets were $828,188 which consisted primarily of fixed assets and cash.

As at September 26, 2004, our total current liabilities decreased to $288,852 from $289,563 at December 31, 2003, primarily due to increases in accounts payable, accrued expenses and a loan from Chill Inc. The company concluded a private financing in the amount of $465,000 at .50c per share and issued 930,000 shares. Each share issued had a warrant attached, whereby the warrant holder has the right to purchase one share for each warrant at .75c per share. There were 930,000 warrants issued, which have an expiry date of 36 months from the date of the financing.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash position as at September 26, 2004 was $181,002.

For the nine months ended September 26, 2004, net cash used in operating activities was $108,827. Net cash provided by financing activity was $522,998 for the 39 week period ended September 26, 2004. This amount was primarily due to $465,000 in proceeds received from the issuance of our common stock, and reduction in $200,000 of notes payable, and increase in short term loan from Chill Inc.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through September 26, 2005 and therefore, we will have to raise financing through the sale of our equity securities or arrange an advance from shareholders of our company.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective in the 52 week period ending September 26, 2005 will be to further develop and expand our retail store locations and increase sales in such locations as they open.

Retail Locations

Our business plan envisions opening multiple retail locations during our first fifteen months of operation to December 31, 2004. Our first retail location is in the Westfield Shopping Centre in Palm Desert, California. This is a kiosk style location of approximately 170 square feet that opened on November 28, 2003. Our second location located at Galleria of Tyler in Riverside, California opened during August 2004. In addition to kiosks, we also plan to open traditional "in-line" retail stores. Additional stores will also be opened by Villa Melt.

Cash Requirements

Presently, our revenues are not significant enough to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year 2005. Management projects that we will require at least $1,250,000 to fund our proposed expansion program.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $213,106 for 39 week ended September 26, 2004. Since July 18, 2003, our date of incorporation, we had working capital deficit of $277,324. We do not expect positive cash flow from operations in the near term.

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

Some of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at September 26, 2004 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Commitments.

In conjunction with the new entity, Villa Melt, the Company entered into a lease agreement with General Growth for a period of ten years at approximately $6,000 per month plus escalation's. Clive Barwin has guaranteed the lease in the event of a default. The shareholders of Villa will enter into a separate agreement whereby they will be responsible for 50% of the personal guarantee if Clive Barwin is called upon in case of default.

Item 3.  Other Information.

On April 5, 2004, our Board of Directors approved the change of our fiscal year end from December 31 to a 52-53 week fiscal year. The end of each quarterly period will be the last Sunday in the last month of each quarterly period, such that each quarterly period will be 13 weeks in length.

Item 4.  Exhibits.

Exhibits required by Item 601 of Regulation S-B
Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

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

Date: November 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Clive Barwin Clive Barwin	President, CEO, Secretary and Director	November 10, 2004

/s/ Brandon Barwin Brandon Barwin	Vice President and Director	November 10, 2004