Form 10KSB
period 2004-12-31
MELT INC
filed 2005-03-31
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-109990

MELT, INC.
(Name of small business issuer in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45320 Corte Palmito, Temecula, CA , USA	92592
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  310-994-3890

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year. $493,279

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

D/JLM/694168.3

13,800,000 common shares at $.10(1) per common share = $1,380,000

(1) There is currently no trading market for our common stock. Our common stock will be deemed to be priced at $0.10 per share until shares of our common stock are quoted on the OTC Bulletin Board.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

19,660,000 common shares issued and outstanding as of March 30, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ];   No ☒

D/JLM/694168.3

PART I

Item 1.	Description of Business.

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, and “Melt” mean Melt, Inc. our wholly-owned subsidiaries, Melt (California) Inc. and Melt Franchising LLC, and our partly owned subsidiary Villa Melt LLC. The term “Melt CA” refers to Melt (California) Inc and the term “Villa Melt” refers to Villa Melt LLC unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 18, 2003 with the intention to commence operations as a gelato bar and coffee shop through our wholly-owned subsidiary, Melt CA. We opened our first retail outlet on November 28, 2003. Our wholly-owned subsidiary, Melt CA, was incorporated in the State of California on August 6, 2003.

We formed a new company Villa Melt which was formed in the State of California on July 27, 2004 of which we own 50% of the equity and our main supplier owns the other 50%, with the intention of opening gelato bars under the Melt – gelato italian trade name. Melt CA has the responsibility of managing all stores that are opened by the Villa Melt entity, to date we have opened two stores under this entity. Melt CA charges a 6% management fee for managing the stores owned by Villa Melt which has been off-set in the consolidated figures.

During the year we changed our corporate address from 14 John Dykes Ave, Vaucluse, NSW, Australia to 45320 Corte Palmito, Temecula, CA, USA 92592

We formed a new company Melt Franchising LLC on February 26, 2005 which is a wholly owned subsidiary of Melt Inc. This company will be responsible for the sale and support of our franchisees.

Our Current Business

Through our wholly-owned subsidiary, Melt CA and our partly owned subsidiary Villa Melt we own and operate retail gelato bars and coffee shops under the name of “Melt-gelato italiano” and “Melt – café & gelato bar”. Melt CA currently has two retail locations in operation, located in Palm Desert, CA and Riverside CA. Villa Melt currently has two retail locations in operation, Montclair, CA and Orange, CA. We have also signed a license agreement with a related company Chill Inc. which currently has one retail location trading under the name “Melt – gelato italiano” in Glendale, CA. Melt CA charges Chill Inc. a license fee of 6% of annual revenues for the use of

D/JLM/694168.3

the name. We have signed one more retail leases, for a store which will open in August 2005 and are in the process of signing an additional retail lease for a store that will open in June 2005.

As of February 21, 2005 our company has decided to close the first store opened in Palm Desert, California, due to actual revenue being less than expected. This location was chosen to test the concept, test the target market, create credibility for new and better locations with prospective landlords, and perfect operating procedures and controls. The company had an option to terminate the lease after the first year with the payment of a penalty equal to six months rent, we have decided to execute our option as our resources will be spent on corporate owned stores operating in better locations and towards ensuring that our expansion efforts are focused towards our franchise program. We have incurred a one time charge of $85,234 to write down our assets relating to this store to a market value.

As of March 21, 2005 we have filed a Uniform Franchise Offering Circular (UFOC) which allows us to offer franchises in those states that do not require registration, and have applied for registration in the states of California and Washington. As of April 2005 we are embarking on an aggressive strategy to grow our business through the sale of franchises. We expect to commence marketing in five states that do not require us to register our UFOC and in California and Washington state as soon as our UFOC has been accepted for registration.

Sources of Revenue

Our revenue is generated through the sale of our products at our corporate owned retail locations. We will charge our franchisees 6% of their annual net sales and we also expect to generate a commission of 10% from the manufactures who will be supplying product to our franchisees.

Products

Our main products are Italian gelato and sorbetto, super smoothies, Italian coffee, Italian soda’s and pastries.

Principal Markets and target customer

We currently own and operate all our stores in California, USA. Our franchise program will be initially targeting those states that are densely populated and are situated in milder climate, these include California, Arizona, Washington, Nevada, Texas, Florida, New York, New Jersey, Hawaii and Georgia. Our target customer is very broad, male and female, kids to grandparents and average income to high income.

Principal Suppliers

We currently obtain our main product from two suppliers. Although we believe that our suppliers have current manufacturing capabilities to enable them to produce and supply sufficient quantities of gelato, there is no assurance that this will be adequate for future growth. To lessen this risk, we intend to initially contract additional suppliers and later will consider manufacturing our own gelato when we have opened at least twenty retail locations, which may make manufacturing economically feasible.

Competition

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry’s, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Stone Cold Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products. However we believe that Italian gelato is a sector on its own within the frozen dairy industry and direct competition in this sector is limited to individual business people who own one to a few gelato bars.

Employees

As of February 28, 2005 we currently employ 34 full and part time people. The majority of the employees work in the retail stores and we have 2 people in management. We are not subject to collective bargaining agreements and

D/JLM/694168.3

we consider relations with our employees to be excellent. In addition to our existing staff we are planning on hiring additional staff for our two new corporate owned stores, additional staff to help us execute our sales and marketing strategy when we launch our franchise program and administration staff.

Our President, CEO, Secretary and our director, Clive Barwin, and our Vice-President and director, Brandon Barwin, are the key employees of our company. They handle all of the responsibilities in the area of corporate administration, business development, research and operations. In addition, Mr. Clive Barwin also provides us with capital raising services.

Growth Strategy

Our plan for the year ending December 31, 2005 includes opening 3 corporate owned stores, two in California and one on the West Coast of USA. We plan on selling 24 franchise locations of which we expect 12 to open for business by December 31, 2005. This will be dependent upon actual sales meeting our sales projections and also our raising sufficient capital to fund the cost of building new stores. Our main growth strategy will come through the sale of franchised locations. The eight main states in which we plan to open franchise locations are California, Arizona, Texas, Nevada, New York, Florida, Washington and New York.

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

Intellectual Property

Our company has registered a service mark ‘Melt – gelato italiano” . However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of third parties.

We do not rely on trade secrets to protect our intellectual property. We do not execute confidentially and non-disclosure agreements with our own staff, however, as part of our franchise agreement our franchisee’s will be required to execute confidentially, non-disclosure and non-competition agreements. We believe our success depends on the knowledge, experience and commitment of our management.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov.

The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

RISK FACTORS

D/JLM/694168.3

Much of the information included in this current report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

Our common shares are considered speculative as our business is in it’s early stages of development. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had negative cash flows from operations, have not generated material revenues from operations and if we are not able to obtain further financing we may not be able to increase the number of stores or embark on our franchise program and our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements and loans from related parties. We incurred a loss of $408,183 (2003 - $127,188) for the period ended December 31, 2004. As of December 31, 2004, we had working capital deficit of $359,498 (2003 - $70,219). We do not expect positive cash flow from operations in the near term. As of December 31, 2004, we received an aggregate of $464,070 (2003 - $311,550) gross proceeds from one private placement financings in which we sold shares of our common stock. We have estimated that we will require up to $1,000,000 in new capital to finance the opening of new retail stores and to carry out our business plan in the year ended December 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in the opening of our initial retail locations;
•	we are unable to create a substantial market for our products; or
•	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We will need to raise additional funds to increase the number of retail locations that we expect to open, and to be able to respond to unanticipated requirements or expenses. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our retail gelato bar and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to discontinue our business and dramatically scale down our expansion plans dramatically.

We have only commenced our business operations in July, 2003 and opened our first retail store in November, 2003 and thus have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, our business may fail.

D/JLM/694168.3

We have a limited operating history. Our operating activities since our incorporation on July 18, 2003 consisted primarily of developing our business plan, establishing our subsidiary and opening our first five retail locations. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, uncertainty regarding acceptance of our products and retail operations and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the retail confectionery industry make it difficult or impossible to predict future results of our operations. We may not establish a customer following that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we have not earned any material revenues since our incorporation raises substantial doubt about our ability to continue as a going concern or to establish and operate a successful business. If we are unable to establish and generate revenues our business will fail and you may lose some or all of your investment in our common stock.

We are an early stage company and have not generated any material revenues since our inception on July 18, 2003. We will, in all likelihood, continue to incur operating expenses without significant revenues until additional retail operations become fully operational and gain significant popularity with customers in southern California. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in potential consumers for our products. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended December 31, 2004. If we are unable to establish and generate revenues our business will fail and you may lose some or all of your investment in our common stock.

One of our directors and officers is outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our trade name, our efforts to increase public recognition of our “Melt” brand may be impaired and we may be required to incur substantial costs to protect our trade name.

Our service mark “Melt-gelato italiano” has been registered with the US Patent & Trade Mark Office. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others, or require us to cease the marketing or use of our products, any of which could have a material adverse effect on our business, operating results and financial condition.

The establishment and maintenance of brand identity of our “Melt” brand gelato products is critical to our future success. If we are unable to promote and maintain our “Melt” brand our business could fail.

Since we expect that substantially all of our revenues will be generated from purchases by the consumer of our gelato and related products at corporate and franchise retail outlets, market acceptance of our products is critical to our future success. Factors such as market positioning, retail locations, the availability and price of competing

D/JLM/694168.3

products (in particular, frozen deserts), and the introductions of new products will affect the market acceptance of our business.

We believe that establishing and maintaining brand identity of our products will increase the appeal of our products and retail locations to prospective customers. Consumer recognition and a preference of our “Melt” brand products over similar products offered by our competition will be critical to our future success. Promotion and enhancement of our gelato and related products will depend largely on our success in continuing to provide high quality products. In order to attract and retain customers and to promote and maintain our “Melt” brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our customers. Currently, given the large number of factors and variables in achieving and maintaining consumer recognition and brand loyalty, we cannot anticipate or estimate how much we may be required to spend to establish such loyalty. If we are unable to provide high quality products, or otherwise fail to promote and maintain our “Melt” brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may not be able to successfully implement our business plan and achieve a profitable level of operations.

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

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business will have to compete with large and established ice cream retailers such as Ben & Jerry’s, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Stone Cold Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products.

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

We are in the perishable food industry. The development, manufacture and marketing of products sold by us will be subject to extensive regulation by various government agencies, including the U.S. Food and Drug Administration and the U.S. Federal Trade Commission, as well as various state and local agencies. These agencies regulate production processes, product attributes, packaging, labelling, advertising, storage and distribution. These agencies establish and enforce standards for safety, purity and labelling. In addition, other governmental agencies (including the U.S. Occupational Safety and Health Administration), establish and enforce health and safety standards and regulations in the workplace, including those in our retail locations. Our retail locations will be subject to inspection by federal, state, and local authorities. We will seek to comply at all times with all such laws and regulations. We will obtain and maintain all necessary permits and licenses relating to our operations, and will ensure that our facilities and practices comply with applicable governmental laws and regulations. Nevertheless, there is no guarantee that we will be able to comply with any future laws and regulations. Our failure to comply with applicable laws and regulations could subject us to civil remedies including fines, injunctions, recalls or seizures as well as potential criminal sanctions.

D/JLM/694168.3

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

We are authorized to issue up to 100,000,000 common shares, of which 19,660,000 (2003 – 18,730,000) are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

Item 2.	Description of Property.

Our executive and head offices are located at 45320 Corte Palmito, Temecula, CA 92592 . The offices are provided to us at no charge by Mr. Brandon Barwin and are located in his residence. This facility functions as our main administrative facility. We believe our current premises are adequate for our current management functions and we do not anticipate that we will require any additional premises in the foreseeable future.

We entered into a lease agreement for our first retail location in Westfield Shopping Town in Palm Desert, California. The lease has a term of seven years commenced on November 1, 2003, for which we will pay $5,500 gross net per month to lease 172.25 square feet of retail space. We have an option to terminate this lease by February

D/JLM/694168.3

28, 2005. To execute this option we must pay a penalty equal to six months rent. As of February 21, 2005 we have decided to execute this option. We have paid $61,770 in rent for the year end December 31, 2004.

We have the following lease agreements for our other retail locations:

Galleria at Tyler in Riverside, CA lease term of 7 years commenced on June 15, 2004 for which we currently pay $5,800 gross per month and have paid $27,931 for the year ending December 31, 2004

Montclair Plaza in Montclair, CA lease term of 10 years commenced on July 1, 2004 for which we currently pay $6,500 gross per month and have paid $38,032 for the year ending December 31, 2004

The Block at Orange in Orange, CA lease term of 10 years commencing on January 1, 2005 for which we currently pay $5,945 gross per month.

Northridge Fashion Mall in Northridge, CA lease term of 10 years commencing July 1, 2005 for which we will pay $5,400 net per month

All retail locations are of sufficient size and we do not anticipate expanding to a larger location in these centers.

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

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for our common stock. As part of our private placement dated May 15, 2004 we have issued 930,000 warrants which give the holder the right to convert one warrant into one share at a price of $0.75 per share, these warrants expire May 15, 2007. None of our issued and outstanding common stock is eligible for sale pursuant to Rule 144 under the Securities Act of 1933. We have registered 13,230,000 shares of our common stock under the Securities Act of 1933 for sale by the selling securities holders on Form SB-2, which was filed with the SEC on October 24, 2003. There are currently 53 holders of record of our common stock.

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”. “Penny stock” is defined to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. If we establish a trading market for our common stock, our common stock will most likely be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny

D/JLM/694168.3

stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.

Our common shares are issued in registered form. Nevada Agency & Trust Co. 50 West Liberty, Suite 800, Reno, NV 89501 (Telephone 775-322-0626) Facsimile 775-322-5623) is the registrar and transfer agent for our common shares.

Recent Sales of Unregistered Securities

On May 15, 2004, 930,00 common shares were issued to 7 subscribers for gross offering proceeds of $465,000 in an offshore transaction relying on Regulation S and / or Section 4(2) of the Securities Act of 1933. Of the $465,000 raised , $200,000 was paid by ways of cancelling short term debt. As part of this financing we issued 930,000 warrants, whereby each warrant has the right to purchase one common share for 75c, the warrants expire on May 15, 2007.

Purchases of Equity Securities by the Issuer and Affiliated purchases

As part of the financing of May 15, 2004, Clive Barwin purchased 360,000 shares and was issued with 360,000 warrants, Mr Barwin’s shares were paid for by converting short term debt owed to Mr. Barwin in the amount of $180,000. Of the shares acquired, 180,000 were issued to Glynis Sive, the wife of Clive Barwin.

Item 6.	Management’s Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the year ended December 31, 2004 and the period ended December 31, 2003 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled “Risk Factors” beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

D/JLM/694168.3

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership and operation of gourmet Italian style ice cream and coffee shops (gelaterias), offering for sale Italian gelato (ice cream), super smoothies, coffee, Italian soda’s and related products, pastries and confections.

Our revenue consist of sales made from four corporate owned retail stores and fees from one licensed retail store. Our first store opened on November 28, 2003 in Palm Desert, California, our second store opened in Riverside, California on August 12, 2004, our third store opened in Montclair, California on September 11, 2004, and our forth store opened in Orange, California on January 6, 2005. Our first licensed stored was opened in Glendale, California on November 6, 2004 by Chill Inc.

Results of Operations

For the year ended December 31, 2004 as compared to the period from July 18, 2003 to December 31, 2003

Total revenue for the year ended December 31, 2004 was $493,279 compared to $29,226 for the period ending December 31, 2003. During the period ending December 31, 2003 we opened one retail store which traded for approximately 2 months. During the year ended December 31, 2004 we opened 2 additional corporate owned stores and one licensed store, the three corporate owned stores traded for a total of approximately 21 months.

We posted losses of $408,183 for the year ending December 31, 2004 compared to $127,188 for the year ending December 31, 2003 and losses of $535,371 since inception to December 31, 2004. The principal component of the loss was in connection with the start-up of our business, the opening and closing of our first store, and costs paid for legal and audit that related to Security Exchange reporting requirements.

Expenses

Cost of sales for the year ending December 31, 2004 amounted to $145,982 or 29.6% compared to $10,197 or 35%. for the period ended December 31, 2003. The reduction is due to efficiencies of scale and better work practices, Gross profit in turn for the year ending December 31, 2004 amounted to $347,297 or 70.4% compared to $19,029 or 65% for the period ending December 31, 2003.

General and administrative expenses amounted to $150,996 for the year ended December 31, 2004 as compared to $58,390 for the period ended December 31, 2003. The increase is due to additional stores in operation, and twelve months of operations as opposed to 5 1/2 months.

Our general and administrative expenses consisted of development costs, organizational fees and business travel.

We plan to close our store in Palm Desert in April 2005, and have thus taken an Impairment Expense in the amount of $85,234 to write down the fixed assets relating to this store to net realizable value. This decision has been made as it is not producing revenues and profit that we are obtaining in stores located in better locations. We also accrued a lease termination fee of $33,270.

Depreciation and amortization amounted to $65,610 for the year ended December 31, 2004 compared to $5,469 for the period ended December 31, 2003, the increase is due to the capital expenditure incurred to open additional stores.

Total expenses for the year ending December 31, 2004 were $751,355 compared to $144,267 for the period ended December 31, 2003, this was due to the fact we commenced business operation mid way through the previous year and only had one store open for 2 months.

We have paid $44,000 in management fees to Brandon Barwin and have accrued $10,000 in management fees to Clive Barwin for the year ending December 31, 2004, compared to $10,000 paid to Brandon Barwin and $10,000 accrued to Clive Barwin for the period ending December 31, 2003.

D/JLM/694168.3

For the year ended December 31, 2004, we have spent $2,875 on marketing and for the period ended December 31, 2003 we spent $16,910, the resulting decrease was due to the fact that most of the funds spent in 2003 were on the design concept and the appearance of all of our Melt stores, we did not incur any expenditures on store design in 2004.

We have incurred $13,916 in audit and accounting fees for the year ending December 31 2004 (2003 - $11,142) $40,638 in legal fees for the period ending December 31, 2004 (2004 - $20,134) primarily in connection with the preparation and filing of our Registration Statement on Form SB-2 and for the incorporation of our company and for the preparation of our franchise documentation. We also incurred $20,868 in consulting expenses paid to our franchise consultant (2003 – Nil) and $10,000 in consulting fees paid to our corporate finance consultant to help us with new financing (2003 – Nil).

We have not spent any funds for research and development during the year end December 31, 2004 (2003 - $26,907) In 2003 monies were spent for the development of the business plan and the product, for travel expenses relating to the market studies conducted in North America and for management’s travel expenses associated with the opening of our first store.

Financial Condition, Liquidity and Capital Resources

At December 31, 2004, we had a working capital deficit of $359,498 (2003 - $70,219). The increase was mainly due to a short term loan provided by a related party.

At December 31, 2004, our total assets were $965,440 (2003 - $473,925),of which $94,981 consisted of cash. (2003 - $190.402) and $788,163 consisted of fixed assets relating to leasehold improvement and equipment for the stores.

At December 31, 2004, our total liabilities were $724,261 (2003 - $289,563) the increase was mainly due to a note from a related party and amounts owing to minority shareholders.

On May 15, 2004 we had an equity placement of 930,00 common shares for gross offering proceeds of $465,000. Of the $465,000 raised , $200,000 was paid by ways of cancelling short term debt. As part of this financing we issued 930,000 warrants, whereby each warrant has the right to purchase one common share for $0.75, the warrants expire on May 15, 2007 Additional monies will be required to fund our operations and our business plan, which we plan to raise by issuing additional equity primarily through the private placement of our securities. Further, to the extent that such funds may be available to us, we may also enter into commercial loans or credit facilities.

As at December 31, 2004, we borrowed $253,498 from one shareholder and director (2003 - $162,719) The loan is unsecured, has no repayment terms and bears interest at an imputed rate of 7% per annum.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated audited financial statements for the period ended December 31, 2004 and December 31, 2003, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated audited financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is some doubt about our ability to continue as a going concern as our expansion plans are dependent upon obtaining further financing, successful and sufficient market acceptance of our products, the continuing successful development of our “Melt” branded retail locations, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

D/JLM/694168.3

Future Operations

Presently, we do not have sufficient revenues to meet our operating and planned capital expenses Management projects that we will require at least $1,000,000 to fund our proposed expansion program for the next 12 months to December 31, 2005. broken down as follows:

Franchise Program	500,000
Capital Expenditure for new stores	400,000
Working Capital	100,000
Total	$1,000,000

Immediate Objectives

Our primary objective for the 12 month period ending December 31, 2005 will be to launch our franchise program, open corporate owned stores in prime locations , commence a marketing program with the intention of creating some brand awareness and thus increasing sales at corporate and franchise owned stores.

Retail Locations

Our business plan envisions opening 3 new corporate owned retail store locations by December 31, 2005. and 6 franchise stores. Our stores range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1200 square feet. We have entered into one lease agreements for one new retail locations and are currently negotiating lease agreements for one more corporate owned store both of which are in Southern California.

Promotion

Our primary promotional campaign when a new store opens is done by issuing two for the price of one promotional cards. We also provide and encourage free sample tasting of all our gelato and sorbetto flavors, and our super smoothies which allow prospective customers to taste and understand our product offering. During 2005 we plan on implementing a grass root marketing campaign which will primarily revolve around fund raising events with schools.

Purchase or Sale of Equipment

Each new store that we open incurs a cost of approximately $75,000 for equipment and $125,000 for leasehold improvements.

Personnel

As of December 31, 2004, Clive Barwin and Brandon Barwin, are the key employees of our company. They handle all of the responsibilities in the area of corporate administration, operations, business development and research. In addition, Clive Barwin, our President and CEO also provides us with capital raising services. We have hired 42 full-time and part time employees to man our retail locations. In the 12 months ending December 31, 2005 we plan to raise our total number of permanent and part time employees to approximately 66. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing and franchise program is successful in building a customer following for our products, we may be required to hire new personnel to expand our operations sooner than anticipated.

D/JLM/694168.3

NEW ACCOUNTING PRONOUNCEMENTS

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

D/JLM/694168.3

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated audited financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor’s Report, dated March 23, 2005

Consolidated Audited Balance Sheets as at December 31, 2004

Consolidated Audited Statements of Operations for the year ended December 31, 2004 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Consolidated Audited Statements of Changes in Stockholders’ Equity (Deficiency) for the year ended December 31, 2004 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2004 and for the period from July 18, 2003 (incorporation) to December 31, 2003

Notes to the Consolidated Financial Statements

D/JLM/694168.3

MELT, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

C O N T E N T S

Report of Independent Registered Public Accounting Firm	3

Consolidated Balance Sheet	4

Consolidated Statement of Operations	5

Consolidated Statement of Stockholders’ Equity	6

Consolidated Statement of Cash Flows	7

Notes to the Consolidated Financial Statements	8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Melt, Inc. and Subsidiary

Temecula, California

We have audited the accompanying consolidated balance sheet of Melt, Inc. and Subsidiary at December 31, 2004, and the related statement of operations, stockholders’ equity and cash flows for the year ended December 31, 2004 and from inception on July 18, 2003 through December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melt, Inc. and Subsidiary at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 and from inception on July 18, 2003 through December 31, 2003 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 5. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 23, 2005

MELT, INC. AND SUBSIDIARY

Consolidated Balance Sheet

December 31, 2004
ASSETS
CURRENT ASSETS

Cash	94,981
Inventory (Note 1)	53,486
Prepaid expenses	2,760

Total Current Assets	151,227

FIXED ASSETS, NET (Note 2)	788,163

OTHER ASSETS

Trade Mark, Net	1,205
Deposit	24,845
Total Other Assets	26,050

TOTAL ASSETS	$965,440

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	179,449
Accrued expenses	47,832
Accounts payable – related party (Note 3)	20,000
Accrued Interest – related party (Note 3)	9,946
Notes payable- related parties (Note 3)	253,498

Total Current Liabilities	510,725

MINORITY INTEREST	213,536

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 shares issued and outstanding	19,660
Additional paid-in capital	756,890
Accumulated deficit	(535,371)

Total Stockholders’ Equity	241,179

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$965,440

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	For the Year Ended December 31, 2004	From the date of inception on July 18, 2003 through December 31, 2003
REVENUE	$493,279	$29,226

COST OF SALES	145,982	10,197

GROSS PROFIT	347,297	19,029

EXPENSES
Lease cancellation expense	33,270	—
Depreciation and amortization	65,610	5,469
Impairment Expense	85,204	—
Professional Fees	85,422	39,277
Rent	133,380	8,131
Salaries and wages	176,743	13,000
Management Fees	54,000	20,000
General and administrative expenses	150,996	58,390

Total Expenses	784,625	144,267

LOSS FROM OPERATIONS	(437,328)	(125,238)

OTHER INCOME (EXPENSE)
Interest income	1,022	456
Interest expense	(7,540)	(2,406)
Total Other Income (Expense)	(6,518)	(1,950)

LOSS BEFORE INCOME TAXES	(443,846)	(127,188)

MINORITY SHARE OF LOSS	36,463	—

LOSS BEFORE INCOME TAX EXPENSE	(407,383)	—

INCOME TAX EXPENSE	800	—

NET LOSS	$(408,183)	$(127,188)

BASIC LOSS PER SHARE	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,311,250	12,072,771

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
July 18, 2003 (Date of inception)	—	$—	$—	$—

Common stock for cash	18,700,000	18,700	289,850	—

Common stock for cash	30,000	30	2,970	—

Net loss for the period from July 18, 2003 to December 31, 2003	—	—	—	(127,188)

Balance, December 31, 2003	18,730,000	18,730	292,820	(127,188)

Common stock for cash at $0.50 per share	530,000	530	264,470	—

Common stock issued for the extinguishment of debt at $0.50 per share	400,000	400	199,600	—

Net loss for the year ended December 31, 2004	—	—	—	(408,183)

Balance, December 31, 2004	19,660,000	$19,660	$756,890	$(535,371)

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2004	From the date of inception on July 18, 2003 through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(408,183)	$(127,188)
Adjustments to reconcile net loss to net cash used by operating activities:
Minority interest	(36,464)	—
Amortization, depreciation and impairment expense	150,814	5,369

Changes in operating assets and liabilities:
(Increase) in supplies and inventory	(32,486)	(21,000)
(Increase) decrease in prepaid expenses	7,942	(7,942)
(Increase) in trademark	—	(1,740)
(Increase) decrease in deposits	664	(28,269)
Increase in accrued interest- related parties	7,540	2,406
Increase in accrued expenses	44,937	2,895
Increase in accounts payable – related party	10,000	10,000
Increase in accounts payable	67,907	111,543

Net Cash Used by Operating Activities	(187,329)	(53,826)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(713,871)	(230,041)

Net Cash Used by Investing Activities	(713,871)	(230,041)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from minority interest	250,000	—
Proceeds from notes payable – related parties	290,779	162,719
Proceeds from issuance of stock	265,000	311,550

Net Cash Provided by Financing Activities	805,779	474,269

NET INCREASE (DECREASE) IN CASH	(95,421)	190,402

CASH AT BEGINNING OF YEAR	190,402	—

CASH AT END OF YEAR	$94,981	$190,402

CASH PAID FOR INTEREST	$—	$—

CASH PAID FOR INCOME TAXES	$—	$—

SCHEDULE OF NON-CASH FINANCE ACTIVITIES	$—	$—

Common stock issued for extinguishment of debt	$200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -	NATURE OF ORGANIZATION

This summary of significant accounting policies of Melt, Inc. and Subsidiary is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Organization and Business Activities

Melt Inc. (Hereinafter referred to as the Company) was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for subsidiary operations. The Company’s fiscal year end is December 31.

Melt (California), Inc. a wholly owned (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) operates two gourmet gelaterias in the State of California under the trade name of Melt-Gelato Italiano. Villa Melt LLC a partly owned subsidiary was organized on July 27, 2004 in the State of California. Villa Melt LLC operates two gourmet gelaterias in the State of California under the trade name Melt – Gelato Italiano.

b. Depreciation

The cost of the property and equipment is depreciated over the estimated useful life of 5 and 7 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end. We have changed our reporting period from a 52-53 week fiscal year to a monthly fiscal year, thus our quarter and year end will coincide with the last day of the period of which they are reporting on.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -	NATURE OF ORGANIZATION (Continued)

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

f. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented.

	For the Year Ended December 31, 2004	From the date of inception on July 18, 2003 through December 31, 2004
Loss	$(408,183)	$(127,188)
Shares	19,311,250	12,072,771

Per Share Amount	$(0.02)	$(0.01)

The Company has excluded 930,000 common stock equivalents because they are anti-dilutive in nature.

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

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – NATURE OF ORGANIZATION (Continued)

g. Income Taxes (continued)

Net deferred tax assets consist of the following components as of December 31, 2004:

	2004	2003
Deferred tax assets:
NOL Carryover	$243,995	$62,202
Accrued expenses	3,900	—

Deferred tax liabilities:
Depreciation	(53,610)	(17,085)

Valuation allowance	(194,285)	(45,117)

Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the year ended December 31, 2004 due to the following:

	2004	2003
Book Income	$(159,190)	$(49,642)
Related party accruals	—	4,840
State taxes	(310)	—
Impairment	33,240	—
Cancellation of lease	12,975	—
Meals & entertainment	895	(315)
Valuation allowance	112,390	45,117
	$—	$—

At December 31, 2004, the Company had net operating loss carryforwards of approximately $625,000 that may be offset against future taxable income from the year 2003 through 2023. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 – NATURE OF ORGANIZATION (Continued)

h.	Revenue Recognition

The Company recognizes sales upon receipt of cash from its customers.

i. Newly Issued Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -	NATURE OF ORGANIZATION (Continued)

i.	Newly Issued Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company’s consolidated financial statement presentation.

j. Advertising and Marketing

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the year ended December 31, 2004 and 2003 was $2,875 and $15,167, respectively.

k. Stock Options

As permitted by FASB Statement 148 “Accounting for Stock Based Compensation”, the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations and make proforma disclosures of net income and earnings per share as if the fair value method of valuing stock options had been applied. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

l. Principals of Consolidation

The consolidated financial statements include the amounts of Melt Inc. its wholly owned subsidiary, Melt (California) Inc. and Villa Melt LLC a company which Melt Inc. controls and owns 50% of the equity. All material inter-company accounts and transactions have been eliminated.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 1 -	NATURE OF ORGANIZATION (Continued)

m.	Inventory

Inventory at December 31, 2004 was $53,486. Inventory is comprised of food, beverages and packaging.

Inventory is stated at the lower of cost or market value using first-in, first-out method of valuation.

n.	Impairment Expense:

The company has decided to close one of its stores in April 2005. Fixed assets relating to this store have been written down to net realizable value. As a result the company has recognized an impairment expense of $85,224. As part of the agreement to terminate the lease early the company will be obligated to pay six months rent at the time of termination. The company has taken a loss on the early cancellation of the lease and booked the accrued liability for $33,270.

o.                                                                                                        Certain account balances at December 31, 2003 have been reclassified to conform to current account classifications.

NOTE 2 -	FIXED ASSETS

Fixed assets at December 31, consisted of the following:

2004
Vehicles	11,830
Store equipment & Furniture	333,607
Computer equipment	21,664
Leasehold Improvements	576,829
Less: Accumulated depreciation	(155,767)
$788,163

Depreciation expense for the year ended December 31, 2004 and 2003 was $65,174 and $5,369, respectively.

NOTE 3 -	RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2004 the Company had accrued management fees to the Company’s President, in the amount of $20,000. Additionally, the Company has paid management fees to a director for the years ended 2004 and 2003 totaling $44,000 and $10,000, respectively.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

December 31, 2004 and 2003

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

Notes Payable

During the year ended December 31, 2004 the Company received loans of $253,498 and $162,719, respectively, from related parties. These loans were unsecured, due upon demand, and interest was imputed at 7% per annum. Interest expenses accrued as of December 31, 2004 and 2003 totaled $9,946 and $2,406, respectively.

Stock Issuances

During 2004 the Company president converted $180,000 in debt into 360,000 shares of common stock at $0.50 per share. Another party converted $20,000 in debt to 40,000 shares of common stock at $0.50 per share.

During 2003, the Company’s president purchased 2,700,000 shares of common stock at $0.0165 per share or $44,550. A director also purchased 1,000,000 shares of common stock at $0.0165 per share or $16,500.

NOTE 4 -	COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company has entered into a number of facility leases .

Future minimum lease payments under operative leases are as follows:

Facility Lease
Year ended December 31,
2005	$241,130
2006	188,182
2007	190,005
2008	202,274
2009	204,953
2010 and beyond	704,515
$1,731,059

The company has entered into a lease agreement with U.K. American Properties for a location in which it will open a new store in September 2005. The commencement date of the lease is July 1, 2005.

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2004 and 2003

NOTE 5 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss since its inception on July 18, 2003 and has failed to generate a positive cash flow form operations, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to build several more stores over the next twelve months and franchise others. In addition to increasing sales, the Company intends to raise additional funds through the issuance of common stock.

NOTE 6 -	COMMON STOCK

On May 15, 2004, the company completed the sale of 530,000 shares of common stock at $0.50 per share to foreign investors, subject to certain trading restrictions.

On May 15, 2004 the company converted $200,000 of related party debt into 400,000 shares of common stock at $0.50 per share. (see Note 3)

On December 31, 2003, the Company completed the sale of 18,730,000 shares of common stock in two private placements to foreign investors, subject to certain trading restrictions. The initial private placement consisted of 18,700,000, which were issued as Founders’ shares at $0.0165 per share. The second private placement consisted of 30,000 shares issued at $0.10 per share.

The Company has only one class of stock designated as common. The company filed an SB-2 and has had registered 13,320,000 shares.

NOTE 7 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2003 and changes during the year ended December 31, 2004 is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2003	—	$—	$—
Granted	930,000	0.75	0.75
Expired/Canceled	—	—	—
Exercised	—	—	—

Outstanding, December 31, 2004	930,000	$0.75	$0.75

Exercisable, December 31, 2004	930,000	$0.75	$0.75

MELT, INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

For the Year Ended December 31, 2004 and 2003

NOTE 7 – OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/2004	Weighted Average Exercise Price
$0.75	930,000	2.38	$0.75	930,000	$0.75

NOTE 8 - SUBSEQUENT EVENTS

The Company has decided to evoke a clause allowing it to terminate its lease in Palm Desert and close the palm Desert store at the end of April 2005. The assets in this store have been written down to realizable value.

The Company formed a new company, Melt Franchising LLC, on February 26, 2005 which is a wholly owned subsidiary of Melt Inc. This company will be responsible for the sale and support of our franchisees.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2004. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer. Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is accumulated and communicated to management, including our company’s President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

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

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he was employed.

Clive Barwin, President, CEO, Secretary and Director

D/JLM/694168.3

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

Brandon Barwin worked at McDonald’s Restaurants Canada from January 1981 to October 1988, as a Regional Manager for the majority of that time.

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

D/JLM/694168.3

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2004, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Clive Barwin	1(1)	1(1)	Nil
(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Beneficial Ownership of Securities

Code of Ethics

Effective March 6, 2004, our company’s board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company’s President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company’s Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally

D/JLM/694168.3

accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company’s. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company’s Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Melt, Inc., 45320 Corte Palmito, Temecula, CA, USA 92592.

Item 10.	Executive Compensation.

No executive officer of our company received an annual salary and bonus that exceeded $100,000 during the year ended December 31, 2004. The following table shows the compensation received by our CEO and President for the year ended and the period for last year.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Clive Barwin President, CEO, Secretary and Director(2)	2003 2004	$10,000 $10,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Clive Barwin became our President, CEO and Secretary on July 18, 2003.

Stock Options and Stock Appreciation Rights

From the date of inception (July 18, 2003) and up to December 31, 2004, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on December 31, 2005.

Compensation Of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director since our inception to December 31, 2004.

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

D/JLM/694168.3

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

The following table sets forth, as of March 26, 2005, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 14 John Dykes Avenue, Vaucluse, NSW 2030, Australia	4,860,000(2)	24.75%
Brandon Barwin 34 - 11491 7th Avenue Richmond, BC V7E 4J5, Canada	1,000,000	5.1%
Glynis Sive 14 John Dykes Avenue, Vaucluse, NSW 2030, Australia	1,980,000(2)	9.6%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	9.6%
Directors and Officers (as a group)	5,500,000(2)	29.4%

(1) Based on 19,960,000 shares outstanding as of March 26, 2005.

(2) Includes the 1,980,000 shares held by Glynis Sive disclosed herein. Clive Barwin and Glynis Sive are married. Clive Barwin disclaims any beneficial interest, ownership interest, voting control or investment authority or direction in regards to the shares beneficially owned by Glynis Sive.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

D/JLM/694168.3

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

On May 15, 2004 we issued 180,000 shares of our common stock at $0.50 per share to Clive Barwin, our President & CEO, secretary and director, in a private placement transaction. As part of this transaction Mr Barwin was issued with 180,000 warrants, each warrant is entitled to purchase one share at $0.75 per share, the warrant expires May 14, 2007. These shares were paid for by cancellation of a loan owing to Mr Barwin in the amount of $90,000.

On May 15, 2004 we issued 180,000 shares of our common stock at $0.50 per share to Glynis Sive wife of Clive Barwin, our President & CEO, secretary and director, in a private placement transaction. As part of this transaction Mr Barwin was issued with 180,000 warrants, each warrant is entitled to purchase one share at $0.75 per share, the warrant expires May 14, 2007. These shares were paid for by cancellation of a loan owing to Mr Barwin in the amount of $90,000.

Item 13.	Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
10.3	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004
10.4	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer

D/JLM/694168.3

Melt (California) Inc. Melt Franchising LLC Villa Melt LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.
Item 14.	Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of our annual consolidated financial statements for the period ended December 31, 2004 included in our annual report on Form 10-KSB are estimated to be $14,000.

Audit Related Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed for assurance and related services by HJ Associates & Consultants, LLP relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above, was $0.

Tax Fees

For the fiscal year ended December 31, 2004, the aggregate fees billed by HJ Associates & Consultants, LLP for other non-audit professional services, other than those services listed above, totaled $0.

We do not use HJ Associates & Consultants, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ Associates & Consultants, LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ Associates & Consultants, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of our entire board of directors); or
•

entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

D/JLM/694168.3

The board of directors has considered the nature and amount of fees billed by HJ Associates & Consultants, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ Associates & Consultants, LLP’s independence.

D/JLM/694168.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT, INC.
/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2005
/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director
Date: March 30, 2005

D/JLM/694168.3