Form 10QSB
period 2005-03-31
MELT INC
filed 2005-05-13
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

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

310-601-7907
(Issuer’s telephone number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,660,000 common shares issued and outstanding as of April 30, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

MELT INC. AND SUBSIDIARY

Consolidated Balance Sheet

ASSETS

March 31, 2005
(unaudited)
CURRENT ASSETS

Cash	$123,202
Inventory	46,150
Prepaid expenses	1,224

Total Current Assets	170,576

FIXED ASSETS, NET	712,100

OTHER ASSETS

Assets held for sale	46,548
Trade Mark, Net	944
Deposits	33,854

Total Other Assets	81,346

TOTAL ASSETS	$964,022

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$126,681
Accrued expenses	49,270
Accrued management fees	26,000
Accrued interest - related parties	8,469
Taxes Payable	800
Loan from Chill Inc	29,965
Notes payable	42,000
Notes payable - related parties	308,001

Total Current Liabilities	591,186

Total Liabilities	591,186
Minority Interests	224,512

STOCKHOLDERS’ EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 shares issued and outstanding	19,660
Additional paid -in capital	756,890
Accumulated deficit	(628,226)

Total Stockholders’ Equity	148,324

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$964,022

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY

Consolidated Statement of Operations

(unaudited)

	For the three months ended March 31, 2005	For the thirteen weeks ended March 28, 2004

REVENUE	$310,451	$54,967

COST OF SALES	97,160	12,053

GROSS PROFIT	213,291	42,914

EXPENSES

Depreciation and amortization	33,594	8,512
Professional fees	56,998	37,909
Rent	70,166	15,401
Salaries and wages	86,805	23,555
Management fees	22,000	14,500
General and administrative expenses	42,140	16,867

Total Expenses	311,703	116,744

LOSS FROM OPERATIONS	(98,412)	(73,830)

OTHER INCOME

Interest income	-	293
Interest expense	(8,469)	(3,500)

Total Other Income (Expense)	(8,469)	(3,207)

LOSS BEFORE MINORITY INTEREST	(106,881)	(77,037)

MINORITY SHARE OF LOSS	14,026	-

NET LOSS	$(92,855)	$(77,037)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,311,250	18,730,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

	For the three months ended March 31, 2005	For the thirteen weeks ended March 28, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(92,855)	(77,037)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation & Amortization expense	33,595	8,512
Change in minority interest	(14,024)	-
Changes in operating assets and liabilities:
(Increase) in supplies and inventory	7,335	4,000
Decrease in prepaid expenses	1,536	3,863
(Increase) Decrease in deposits	(9,009)	-
(Decrease) in accrued interest – related parties	(1,477)	(27,169)
Increase in accounts payable – related parties	5,200	3,500
Increase in accrued expenses	8,080	13,105
(Decrease) in accounts payable	(52,768)	(7,143)

Net Cash Used by Operating Activities	(114,387)	(78,369)

CASH FLOWS FROM INVESTING ACTIVITIES

Fixed assets held for sale	(46,548)	(1,611)
Decrease in fixed assets	42,730	-

Net Cash Used by Investing Activities	(3,818)	(1,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock subscriptions	-	225,000
Increase is minority interest	25,000	-
Increase in loan from Chill Inc	24,923	-
Increase in notes payable - related parties	54,503	37,281
Increase in notes payable	42,000	-

Net Cash Provided by Financing Activities	146,426	262,281

NET INCREASE IN CASH	28,221	182,301

CASH AT BEGINNING OF YEAR	94,981	190,402

CASH AT END OF PERIOD	$123,202	$372,703

CASH PAID DURING THE PERIOD FOR:

Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARY

Notes to the Consolidated Financial Statements

March 31, 2005 and December 31, 2003

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -	CAPITAL STOCK AND WARRANTS

During the three months ended March 31, 2005 the Company did not issue any shares or warrants.

NOTE 3 -	GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred a loss since its inception on July 18, 2003 and has failed to generate a positive cash flow from operations, which together raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty. Management intends to build several more stores over the next twelve months and franchise others. In addition to increasing sales, the Company intends to raise additional funds through the issuance of common stock.

NOTE 4 -	SUBSEQUENT EVENT

As of April 24, 2005 we have closed our store in Palm Desert, this was done as we want to concentrate our energy on retail stores that produce revenues in excess of those produced in the Palm Desert store.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “Melt” mean Melt Inc. and our wholly-owned subsidiaries, Melt (California) Inc. and Melt Franchising LLC, and our partly owned subsidiary Villa Melt LLC. The term “Melt CA” refers to Melt (California) Inc and the term “Villa Melt” refers to Villa Melt LLC unless otherwise indicated.

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

RESULTS OF OPERATIONS

Three Months ending March 31, 2005

The period covered by our unaudited financial statements is for the three months ended March 31, 2005 during which time we generated $310,451 in revenue and incurred a net loss of $92,855, during the same period last year we generated $54,967 in revenue and incurred a loss of $77,037. The revenue was generated from sales made through our four retail stores and from revenue generated in license revenue from one store. For the same period last year revenues were generated from one store. Cost of sales amounted to $97,160 or 31% and $12,053 or 22% for the same period last year. Rental expenses for the retail stores amounted to $70,166 or 22% and $15,401 or 28% for the same period last year. Salaries and wages for the retail stores amounted to $86,805 or 28% and $23,555 or 42.5% for the same period last year, the decrease is due to better operational procedures and higher volume stores. General and administrative expenses amounted to $42,140 or 13.5% of sales and $16,867 or 31% for the same period last year.

During the period Villa melt LLC opened one new store at The Block in Orange, CA

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2005 we had $123,202 cash on hand and a working capital deficit of $374,062. As at March 31, 2005 our total assets were $964,022, which consisted primarily of fixed assets and cash.

As at March 31, 2005, our total current liabilities increased to $591,186.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. Our total cash position as at March 31, 2005 was $123,202.

For the three months ended March 31, 2005, net cash used in operating activities was $100,363 compared to $78,369 for the same period last year. Net cash provided by financing activity was $132,402 compared to $262,281 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through March 31, 2006 and therefore, we will have to raise financing through the sale of our equity securities or arrange an advance from shareholders of our company.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending March 31, 2006 will be to further develop and expand our retail store locations and increase sales in such locations as they open. We will embark on an aggressive program to grow our business through a local and national franchise program which will commence in June 2005.

Retail Locations

We currently own and operate 4 retail stores, and have one store operating as a licensee. During the next twelve months we plan to open two new corporate owned and operated stores and 12 franchised owned and operated stores.

Cash Requirements

Presently, our revenues are not significant enough to meet our operating and capital expenses. We have incurred operating losses since inception, and this is likely to continue into the year 2006. Management projects that we will require at least $1,000,000 to fund our proposed expansion program over the next twelve months.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the consolidated financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”. Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $92,855 for three months ended March 31, 2005. We do not expect positive cash flow from operations in the near term.

We will need to raise additional funds to increase the number of retail locations that we expect to open and to embark on a franchise program, and to be able to respond to unanticipated requirements or expenses. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our retail gelato bar and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to discontinue our business or dramatically scale down our expansion plans.

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

We are an early stage company and have not generated any material revenues since our inception on July 18, 2003. We will, in all likelihood, continue to incur operating expenses without significant revenues until additional retail operations become fully operational and gain significant popularity with customers in southern California. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in potential consumers for our products. If we cannot attract a significant number of customers, we will not be able to generate any significant revenues or income. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on the financial statements for the period ended December 31, 2003. If we are unable to establish and generate revenues our business will fail and you may lose some or all of your investment in our common stock.

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

We currently have a trade marked registered for the trade name “Melt” and have applied for a service mark for “Melt-gelato italiano” and “Melt – café and gelato bar”. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others, or require us to cease the marketing or use of our products, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2005 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 5. Other Information.

As of April 24, 2005 we have closed our store in Palm Desert, this was done as we want to concentrate our energy on retail stores that produce revenues in excess of those produced in the Palm Desert store.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)

10.3	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005)
10.4	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005)
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC Melt Franchasing LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

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

Date: May 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	May 13, 2005

/s/ Brandon Barwin
Brandon Barwin	Vice President and Director	May 13, 2005