Form 10QSB
period 2005-06-30
MELT INC
filed 2005-08-15
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,660,000 common shares issued and outstanding as of July 15, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

June 30, 2005
(unaudited)
CURRENT ASSETS

Cash	$114,863
Inventory	45,012
Prepaid expenses	1,829

Total Current Assets	161,704

FIXED ASSETS, NET	713,342

OTHER ASSETS

Assets held for sale	43,000
Trade Mark, Net	1,833
Deposits	36,867

Total Other Assets	81,700

TOTAL ASSETS	$956,746

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$106,483
Accrued expenses	17,903
Sales Tax Payable	5,879
Funds on deposit	29,000
Accrued management fees	32,000
Accrued interest – related parties	23,584
Loan from Chill Inc	36,131
Notes payable	192,000
Notes payable – related parties	257,764

Total Current Liabilities	700,744

Total Liabilities	700,744

Minority Interests	211,356

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 shares issued and outstanding	19,660
Additional paid-in capital	823,557
Accumulated deficit	(798,571)

Total Stockholder’s Equity	44,646

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$956,746

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(unaudited)

	For the six months ended June 30, 2005	For the twenty six weeks ended June 27, 2004

REVENUE	$581,558	$108,055

COST OF SALES	187,138	27,437

GROSS PROFIT	394,420	80,618

EXPENSES

Depreciation and amortization	67,501	16,423
Professional fees	88,548	51,759
Rent	130,078	30,921
Salaries and wages	157,679	45,334
Management fees	48,500	29,000
General and administrative expenses	97,243	60,614

Total Expenses	589,549	234,051

LOSS FROM OPERATIONS	(195,129)	(153,433)

OTHER INCOME

Interest income	-	3,297
Interest expense	(90,251)	-

Total Other Income (Expense)	(90,251)	3,297

LOSS BEFORE MINORITY INTEREST	(285,380)	(150,136)

MINORITY SHARE OF LOSS	22,180	-

NET LOSS	$(263,200)	$(150,136)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,660,000	18,968,994

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(unaudited) (continued)

	For the three months ended June 30, 2005	For the twenty six weeks ended June 27, 2004

REVENUE	$271,107	$53,088

COST OF SALES	89,978	15,384

GROSS PROFIT	181,129	37,704

EXPENSES

Depreciation and amortization	33,907	7,911
Professional fees	31,550	14,650
Rent	59,912	15,520
Salaries and wages	70,874	21,779
Management fees	26,500	14,500
General and administrative expenses	55,103	43,261

Total Expenses	277,846	117,621

LOSS FROM OPERATIONS	(96,717)	(79,917)

OTHER INCOME

Interest income	-	3,004
Interest expense	(81,782)	(3,500)

Total Other Income (Expense)	(81,782)	(496)

LOSS BEFORE MINORITY INTEREST	(178,499)	(80,413)

MINORITY SHARE OF LOSS	8,154	-

NET LOSS	$(170,345)	$(80,413)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,660,000	19,200,110

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	For the six months ended June 30, 2005	For the twenty six weeks ended June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(263,200)	$(150,136)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation & Amortization expense	67,454	16,423
Change in minority interest	(22,180)	-
Beneficial Conversion recognized	66,667	-
Changes in operating assets and liabilities:
Decrease in supplies and inventory	8,474	1,600
Decrease in prepaid expenses	931	2,903
(Increase) in deposits	(12,022)	(43,804)
(Increase) in trademark	(1,150)	-
Increase in funds held on deposit	29,000	-
Increase (Decrease) in accrued interest – related parties	13,638	(2,406)
(Decrease) in accounts payable – related parties	(20,800)	-
(Decrease) Increase in accrued expenses	(24,087)	2,905
Increase in Sales Tax payable	5,879	-
(Decrease) in accounts payable	(72,969)	(85,639)
Increase in management fees	32,000	-

Net Cash Used by Operating Activities	(192,365)	(258,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed Assets	54,966	-
Fixed assets held for sale	(43,000)	-
Purchase of fixed assets	(47,076)	(79,590)

Net Cash Used by Investing Activities	(35,110)	(79,590)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on note receivable	-	(56,507)
Proceeds from stock issued	-	265,000
Increase in minority interest	20,000	-
Increase in loan from Chill Inc.	31,089	-
Increase in notes payable - related parties	4,268	37,281
Increase in notes payable	192,000	-

Net Cash Provided by Financing Activities	247,357	245,774

NET INCREASE (DECREASE) IN CASH	19,882	(91,970)

CASH AT BEGINNING OF YEAR	94,981	190,402
CASH AT END OF PERIOD	$114,863	$98,432
CASH PAID DURING THE PERIOD FOR:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2005

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -	CAPITAL STOCK AND WARRANTS

During the six months ended June 30, 2005 the Company did not issue any shares or warrants.

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

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2005

(continued)

NOTE 4 -	SIGNIFICANT EVENTS

On May 15, 2005 the Company entered into loan agreements with certain related and non-related parties to advance $200,000 in the form of a loan to finance the construction of a Melt – gelato italiano store in Los Cerritos Center, California. The loans bear interest at the rate of 15% per annum, and will be repaid either when and if Melt (California) Inc sells the store or by May 14, 2006, which ever is earlier. If the Melt store in Los Cerritos Center is sold, 25% of the profit on the sale of the store will be paid as a bonus to the loan holders. The loan holders were granted an option to convert the loan plus interest plus the bonus, if any, into common shares of the Company at a price of 25% less than the 10 day average closing price at the time of conversion, if the Company’s shares are quoted on a public stock exchange. Of the $200,000 loaned to the Company, $50,000 was loaned by our President, Clive Barwin.

On June 29, 2005, we issued a news release announcing that our shares have been approved for unpriced quotation on the National Association of Securities Dealers Inc. Over-the-Counter Bulletin Board effective June 27, 2005 under the trading symbol, MLTC. To date only 10,000 shares have traded. As of the date of this report the company does not have a market maker and as a result no shares can be traded on the Over-the-counter Bulletin Board until a market maker registers to make a market in our stock.

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

RESULTS OF OPERATIONS

Six Months ending June 30, 2005

The period covered by our unaudited financial statements is for the six months ended June 30, 2005 during which time we generated $581,558 in revenue and incurred a net loss of $263,200, during the same period last year we generated $108,055 in revenue and incurred a loss of $150,136 The revenue was generated from sales made through our four retail stores and from revenue generated in license revenue from one store. For the same period last year revenues were generated from one store. Cost of sales amounted to $187,138 or 32% and $27,437 or 25% for the same period last year. Rental expenses for the retail stores amounted to $130,078 or 22% of sales and $30,921 or 28% of sales for the same period last year. Salaries and wages for the retail stores amounted to $157,679 or 27% of sales and $45,334 or 42% of sales for the same period last year, the decrease is due to better operational procedures and higher volume stores. General and administrative expenses amounted to $97,243 or 16.5% of sales and $60,614 or 56% of sales for the same period last year, the decrease is due to less start up expenses..

During the period Villa Melt LLC opened one new store at The Block in Orange, CA, and one store was closed at Palm Desert, CA.

Revenue for the three months ended June 30, 2005 was $271,107 compared to $53,088 for the corresponding period last year, due to an increase in the number of operating retail locations. Cost of sales during this period was $89,978 compared to $15,384 for last year. Depreciation and amortization increase from $7,911 to $33,907 due to the value of fixed assets, professional fees increased from $14,650 to $31,550 due to costs incurred from our franchise consultants and legal fees for the franchising documentation. Rent increase from $15,520 to $59,912 due to the increase in the number of operating retail stores. Salaries and wages increased from $21,779 to $70,874 due to the increase in the number of operating retail stores. General and administration fees increase from $43,261 to $55,103, and our interest expense increase from $3,500 to $81,782 due to the one time charge that we incurred relating to a convertible loan of $200,000 as mentioned in note 4 to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2005 we had $114,863 cash on hand and a working capital deficit of $539,040. As of June 30, 2005 our total assets were $956,746, which consisted primarily of fixed assets and cash.

As at June 30, 2005, our total current liabilities were to $700,744.

Historically, we have financed our operations from the sale of stock and advances from shareholders.

For the six months ended June 30, 2005, net cash used in operating activities was $ 192,365 compared to $ 258,154 for the same period last year. Net cash provided by financing activity was $ 247,357 compared to $245,744 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through June 30, 2006 and therefore, we will have to raise financing through the sale of our equity securities or arrange a loan from outside sources..

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program at the level anticipated.

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending June 30, 2006 will be to further develop and expand our retail store locations and increase sales in such locations as they open. We will embark on an aggressive program to grow our business through a local and national franchise program which will commence in June 2005.

Retail Locations

We currently own and operate 3 retail stores, and have one store operating as a franchisee. During the 1st quarter we opened in new store in Orange, CA and during the 2nd quarter we closed one retail store in Palm Desert. During the next twelve months we plan to open two new corporate owned and operated stores and 12 franchised owned and operated stores.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $196,533 for six months ended June 30, 2005. We do not expect positive cash flow from operations in the near term.

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

We have a limited operating history. Our operating activities since our incorporation on July 18, 2003 consisted primarily of developing our business plan, establishing our subsidiary and opening our first retail locations. Our prospects are subject to the risks and expenses encountered by start up companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, uncertainty regarding acceptance of our products and retail operations and inability to access sources of financing when required and at rates favorable to us. Our limited operating history and the highly competitive nature of the retail confectionery industry make it difficult or impossible to predict future results of our operations. We may not establish a customer following that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

We are an early stage company . We will, in all likelihood, continue to incur operating expenses without significant revenues until additional retail operations become fully operational and gain significant popularity with customers in southern California. Our primary source of funds has been the sale of our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2005 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.3	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005)
10.4	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005)
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.
(32)	Section 1350 Certifications
32.1	Certification.

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

Date: August 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	August 12, 2005

/s/ Brandon Barwin
Brandon Barwin	Vice President and Director	August 12, 2005