Form 10QSB
period 2005-09-30
MELT INC
filed 2005-11-14
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  19,660,000 common shares issued and outstanding as of October 30, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X ]

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS

September 30, 2005
(unaudited)
CURRENT ASSETS

Cash	$277,292
Inventory	41,226
Receivables Prepaid expenses	136,864 3,346

Total Current Assets	458,728

FIXED ASSETS, NET	583,300

OTHER ASSETS

Trade Mark, Net	1,572
Deposits	17,857

Total Other Assets	19,429

TOTAL ASSETS	$1,061,457

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$104,427
Accrued expenses	19,403
Sales Tax Payable	9,977
Accrued management fees	40,000
Accrued interest – related parties	26,524
Loan from Chill Inc	51,685
Notes payable	192,000
Notes payable – related parties	257,766

Total Current Liabilities	701,782

Total Liabilities	701,782

Minority Interests	190,791

STOCKHOLDER’S EQUITY

Common stock: $0.001 par value 100,000,000 shares authorized; 19,660,000 shares issued and outstanding	19,660
Additional paid-in capital	823,557
Accumulated deficit	(674,333)

Total Stockholder’s Equity	168,884

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$1,061,457

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(unaudited)

	For the nine months ended September 30, 2005	For the thirty nine weeks ended September 26, 2004

REVENUE Franchise fees	$100,000	$-
Franchise royalties	35,755	-
Sale of franchise store	288,650	-
Sale of equipment	98,111	-
Companied owned operations	806,581	236,015
TOTAL REVENUE	1,329,097	236,015
COST OF SALES	542,359	68,444

GROSS PROFIT	786,738	167,571

EXPENSES

Depreciation and amortization	83,554	37,369
Professional fees	111,372	1,003
Rent	188,427	68,129
Salaries and wages	220,665	91,025
Management fees	76,000	14,500
General and administrative expenses	166,109	189,014

Total Expenses	846,127	401,040

LOSS FROM OPERATIONS	(59,389)	(233,469)

OTHER INCOME
Sale of fixed assets Loss on disposal of assets Interest income	11,350 (32,747) -	- - 3,444
Interest expense	(93,421)	-

Total Other Income (Expense)	(114,818)	3,444

LOSS BEFORE MINORITY INTEREST	(174,207)	(230,025)

MINORITY SHARE OF LOSS	35,245	16,919

NET LOSS	$(138,962)	$(213,106)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,660,000	19,960,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Operations

(unaudited) (continued)

	For the three months ended September 30, 2005	For the thirteen weeks ended September 26, 2004

REVENUES
Franchise fees	100,000	-
Franchise royalties	35,755	-
Sale of franchise store	288,650	-
Sale of equipment	98,111	-
Companied owned operations	225,023	127,960
TOTAL REVENUE	747,539	127,960
COST OF SALES	355,219	41,007
GROSS PROFIT	392,320	86,953

EXPENSES

Depreciation and amortization	16,053	20,943
Professional fees	22,824	1,003
Rent	58,349	37,208
Salaries and wages	62,986	45,692
Management fees	27,500	14,500
General and administrative expenses	68,866	47,642

Total Expenses	256,578	166,988

PROFIT / (LOSS) FROM OPERATIONS	135,742	(80,035)

OTHER INCOME
Sale of fixed assets Loss on disposal of assets Interest income	11,350 (32,747) -	- - 146
Interest expense	(3,170)	-

Total Other Income (Expense)	(24,567)	146

PROFIT /(LOSS) BEFORE MINORITY INTEREST	111,175	(79,889)

MINORITY SHARE OF PROFIT (LOSS)	13,065	16,919

NET PROFIT / (LOSS)	$124,240	$(62,970)

BASIC PROFIT / (LOSS) PER SHARE	$.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,660,000	18,730,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

(Unaudited)

	For the nine months ended September 30, 2005	For the thirty nine weeks ended September 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(138,962)	$(213,106)
Adjustments to reconcile net loss to net cash
Used by operating activities:
Depreciation & Amortization expense	91,529	37,366
Change in minority interest	(35,245)	-
Beneficial Conversion recognized	66,667	-
Changes in operating assets and liabilities:
Decrease in supplies and inventory	12,260	(3,048)
Increase in prepaid expenses	(586)	1,808
Decrease / (Increase) in deposits	6,988	23,781
(Increase) in trademark	(1,150)	-
Increase (Decrease) in accrued interest – related parties	16,578	(2,406)
(Decrease) in accounts payable – related parties	(20,800)	17,500
(Decrease) Increase in accrued expenses	(22,587)	(6,636)
Increase in Sales Tax payable	9,977	800
(Decrease) in accounts payable	(77,523)	35,115
Increase in management fees Increase in accounts receivable	40,000 (136,864)	-

Net Cash Used by Operating Activities	(189,718)	(108,826)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed Assets	114,118	-
Purchase of fixed assets	-	(423,570)

Net Cash Provided (Used) by Investing Activities	114,118	(423,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock issued	-	465,000
Increase in minority interest	15,000	103,080
Increase in loan from Chill Inc.	46,643	117,637
Increase in notes payable - related parties	4,268	(162,719)
Increase in notes payable	192,000	-

Net Cash Provided by Financing Activities	257,911	522,998

NET INCREASE (DECREASE) IN CASH	182,311	(9,400)

CASH AT BEGINNING OF YEAR	94,981	190,402
CASH AT END OF PERIOD	$277,292	181,002

CASH PAID DURING THE YEAR FOR:

Interest	-	-
Income Taxes	-	-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

September 30, 2005

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -	CAPITAL STOCK AND WARRANTS

During the months ended September 30, 2005 the Company did not issue any shares or warrants.

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

September 30, 2005

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

On June 29, 2005, we issued a news release announcing that our shares have been approved for unpriced quotation on the National Association of Securities Dealers Inc. Over-the-Counter Bulletin Board effective June 27, 2005 under the trading symbol, MLTC. As of October 10, 2005 the company has one market maker registered trade in its shares and approximately 10,000 shares per day have been traded since. The average trading price has been $0.51.

The company is now actively engaged in the selling of the Melt concept in the form of franchises. It is currently anticipated that the primary expansion plan will be through the sale of franchised owned stores as opposed to corporate owned stores. The current marketing efforts in this regard, although very limited have proven to be extremely successful. To date two franchise owned stores are open for business and both franchisee’s have committed to their second stores.

During the third quarter the company sold its first franchise owned store in Los Cerritos, California. Prior to the sale the store had been built, equipped and readied for operations by the company. The company thus generated revenue from the sale of this store in the form of franchise fees and for the value of the assets of the business. It is the intention of the company to continue to sell such store locations on a limited basis

On November 9, 2005, the company issued an aggregate of 620,000 shares of common stock at $0.3891 per share on the conversion of loans in the amount of $200,000, plus interest, owed to various persons. The date of conversion for the loans was October 23, 2005.

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

RESULTS OF OPERATIONS

Nine Months ending September 30, 2005

The period covered by our unaudited financial statements is for the nine months ended September 30, 2005 during which time we generated $1,329,097 in revenue, during the same period last year we generated $236,015 in revenue an increase of 463% and incurred a loss of $138,962 for the nine months ended September 30, 2005, during the same period last year we incurred a net loss of $230,025 a decrease of 40%. The revenue was generated from sales made through our four corporate owned retail stores, from revenue generated in royalty revenue from our franchised stores and from the sale of equipment, fixtures and goodwill and product to our franchisees. For the same period last year revenues were generated from sales made by one corporate store. Cost of sales amounted to $542,359 or 40% and $68,444 or 29% for the same period last year. The increase is due to the change in the mix of the revenue. Rental expenses for the retail stores amounted to $188,427 or 14% of sales and $68,129 or 28% of sales for the same period last year, the percentage decrease is due to the different sales mix. Salaries and wages for the retail stores amounted to $220,665 or 16% of sales and $91,025 or 39% of sales for the same period last year, the decrease is due to the different sales mix. General and administrative expenses amounted to $166,109 or 12% of sales and $189,014 or 67% of sales for the same period last year. Interest expense increase from $0 to $93,421 due to the one time charge that we incurred relating to a convertible loan of $200,000 as mentioned in note 4 to the financial statements.

During the period Villa Melt LLC opened one new store at The Block in Orange, CA, and one store was closed at Palm Desert, CA. We also opened two new franchise owned stores one at Los Cerritos Center in Cerritos, CA and one at Northridge Fashion Mall in Northridge, CA. We have signed up five additional franchisees, of which 2 have secured locations for their stores. The company charges a $25,000 franchise fee, this fee is usually taken into income when the franchise agreement is signed, however in certain states like California the State Franchise Board does not allow Melt to receive the franchise fee until the store is open, thus in these states the revenue from the franchise fee is only taken into account when a site is secured for the franchisee.

Revenue for the three months ended September 30, 2005 was $747,539 compared to $127,960 for the corresponding period last year, due to an increase in the number of operating retail locations, and due to revenue being received from franchise fees, royalties and from the sale of equipment, fixtures, goodwill, product and royalties received from sales made by franchisees. Cost of sales during this period was $355,219 compared to $41,007 for last year, the difference is due to the change in the sales mix. Depreciation and amortization increase from $20,943 to $16,053 due to the increase in the number of corporate owned stores. All other expenses increased due to the expansion and development of the business.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2005 we had $277,292 cash on hand and a working capital deficit of $243,054. As of September 30, 2005 our total assets were $1,061,457 which consisted primarily of fixed assets, cash and accounts receivable.

As at September 30, 2005, our total current liabilities were to $701,782.

Historically, we have financed our operations from the sale of stock and advances from shareholders. For the three months ended September 30, 2005 we generated positive cash flow from the operations of the business.

For the nine months ended September 30, 2005, net cash used in operating activities was $ 189,718 compared to $ 108,826 for the same period last year. Net cash provided by financing activity was $ 257,991 compared to $522,988 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through September 30, 2006 and therefore, we will have to raise financing through the sale of our equity securities or arrange a loan from outside sources.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending September 30, 2006 will be to further develop and expand our retail store locations and increase sales in such locations as they open. We will embark on an aggressive program to grow our business through a local and national franchise program which commenced in June 2005. We plan to expand our business from California to include Arizona, Nevada and Florida

Retail Locations

We currently own and operate 3 retail stores, and have three stores operating as franchised stores. During the 1st quarter we opened one new corporate owned store in Orange, CA, during the 2nd quarter we closed one retail store in Palm Desert, and during the 3rd quarter we opened two franchised owned stores one in Los Cerritos, CA and one in Northridge, CA. During the next twelve months we plan to open two new corporate owned and operated stores and 12 franchised owned and operated stores.

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

In order to expand our business and continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the consolidated financial statements.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $138,962 for nine months ended September 30, 2005. We do not expect positive cash flow from operations in the near term.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at September 30, 2005 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.3	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on September 30, 2005)

10.4	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on September 30, 2005)
10.5*	Standard Franchise Agreement which has been entered into between Melt Franchising LLC and franchasisees.
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification.
(32)	Section 1350 Certifications
32.1*	Certification.

*Filed herewith

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

Date: November 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	November 10, 2005

/s/ Brandon Barwin
Brandon Barwin	Vice President and Director	November 10, 2005