Form 10KSB
period 2005-12-31
MELT INC
filed 2006-03-30
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                                                                   For the transition period from [ ] to [ ]

                                                                                                                                   Commission file number 333-109990

MELT, INC.
(Name of small business issuer in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45320 Corte Palmito, Temecula, CA , USA	92592
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 310-601-7907

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $1,739,764

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

14,265,000 common shares at $.70 per common share = $9,985,500.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date.

20,280,000 common shares issued and outstanding as of February 28, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

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

As used in this annual report, the terms "we", "us", "our", “the company” and "Melt" mean Melt, Inc. our wholly-owned subsidiaries, Melt (California) Inc. and Melt Franchising LLC, and our partly owned subsidiary Villa Melt LLC. The term “Melt CA” refers to Melt (California) Inc., the term Melt Franchising refers to Melt Franchising LLC and the term “Villa Melt” refers to Villa Melt LLC unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 18, 2003 with the intention to commence operations as a gelato bar and coffee shop through our wholly-owned subsidiary, Melt CA. We opened our first retail outlet on November 28, 2003. Our wholly-owned subsidiary, Melt CA, was incorporated in the State of California on August 6, 2003.

We formed a new company Villa Melt which was formed in the State of California on July 27, 2004 of which we own 50% of the equity and a previous supplier owns the other 50%. Villa Melt owns two gelato bars. Melt CA has the responsibility of managing the stores that are owned by the Villa Melt entity. Melt CA charges a 6% management fee for managing the stores owned by Villa Melt which has been off-set in the consolidated figures.

We formed a new company Melt Franchising LLC on February 26, 2005 which is a wholly owned subsidiary of Melt. This company is responsible for the sale and support of our franchisees.

Our Current Business

Through our wholly-owned subsidiary, Melt CA and our partly owned subsidiary Villa Melt we own and operate retail gelato bars and coffee shops under the name of "Melt-gelato italiano" and “Melt – café & gelato bar”. In total three gelato bars are owned and operated by the company. Our main business strategy is in licensing our brand and business methodology to franchise owned and operated stores and in expanding our corporate owned and operated stores. To date the company has four franchised owned and operated stores in California. One of these franchise owned stores is with a related company Chill Inc. As of February 28, 2006 we have entered into franchise agreements for an additional 12 stores.

As of February 28, 2005 we decided to close the first store opened in Palm Desert, California, due to actual revenue being less than expected. This location was chosen to test the concept, test the target market, create credibility for new and better locations with prospective landlords, and perfect operating procedures and controls. We had an option to terminate the lease after the first year with the payment of a penalty equal to six months rent. We incurred a one time charge of $85,234 to write down our assets relating to this store to market value during our year ended December 31, 2004.

As of March 21, 2005 we filed a Uniform Franchise Offering Circular (UFOC) which allowed the company to offer franchises in those states that do not require registration, and in California which requires registration. As of April 2005 we embarked on an aggressive strategy to grow our business through the sale of franchises. We commenced marketing in California in July 2005 and have entered into 16 franchise agreements as of February 28, 2006.

Sources of Revenue

Our revenue is generated through the sale of our products at our corporate owned retail locations. The company charges new franchisees an initial franchise fee and earns a recurring royalty on sales made at franchisee owned and operated stores. The company also sells product, services and equipment to franchise owned and operated stores.

Products

Our main products are Italian gelato and sorbetto, super smoothies, Italian coffee, Italian soda’s and pastries.

Principal Markets and target customer

All Melt stores are currently operated in Southern California, USA. In 2006 we plan to open franchise owned and operated stores in California, Arizona, Washington, Nevada, Florida, New Jersey, Connectuit, Ohio, Louisiana and Missouri. In 2007 we plan to expand into Texas, Georgia, New York, Hawaii, Colorado, North Carolina and Illinois. Our target customers include male and female, kids to grandparents with family incomes in excess of $40,000 and single incomes in excess of $20,000.

Principal Suppliers

We currently obtain our main products from one supplier. We believe our suppliers have the capability to increase production to meet our needs now and in the future.

Competition

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products. However we believe that Italian gelato is a sector on its own within the frozen dairy industry and direct competition in this sector is limited to individual business people who own one to a few gelato bars.

Employees

As of February 28, 2005 we currently employ 34 full and part-time people. The majority of the employees work in our corporate owned retail stores, in addition we have 4 people in senior management roles. We are not subject to collective bargaining agreements and we consider relations with our employees to be excellent.

Our management roles are divided as follows:

President and Chief Executive Officer – Clive Barwin, has direct responsibility for marketing, finance, product and business development.

Vice-President (Operations) – Brandon Barwin, has direct responsibility for operations of all corporate and franchise owned stores.

Director of Real Estate - Eddie Ollman, has direct responsibility for new store openings and real estate procurement.

Director of Franchise Development – Alin Cruz, has direct responsibility for selecting and procuring new franchisees.

Growth Strategy

Our plan for the year ending 2006 includes opening 3 corporate owned stores, and 20 franchise owned and operated stores in 10 states. For the year ending 2007 our plan includes opening 4 corporate owned stores and 60 franchise owned and operated stores and in 2008 our plan includes opening 4 corporate owned stores and 80 franchise owned stores.

Governmental Regulations

We are in the perishable food industry. The development, manufacture and marketing of products sold by our company is subject to extensive regulation by various government agencies, including the U.S. Federal Trade Commission, Franchise Trade Commission as well as various state and local agencies including state health department and building departments. To date we have been able to satisfy all the requirements of these departments.

Intellectual Property

Our company has registered or made an application to register the following service marks, ‘Melt – gelato italiano” . “Melt – café & gelato bar” and “Melt – gelato and crepe café”. These measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of any third parties.

We do not rely on trade secrets to protect our intellectual property. We do not execute confidentially and non-disclosure agreements with our own staff, however, as part of our franchise agreement our franchisee’s are required to execute confidentially, non-disclosure and non-competition agreements. We believe our success depends on the knowledge, experience and commitment of our management team and on the success of our franchisees.

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

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Internet address of the site is http://www.sec.gov.

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

Our common shares are considered speculative as our business is still in an early growth stage of it’s development. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have not generated significant cash flows or material revenues from operations

To date we have generated insignificant positive net cash flow from operations and we have been dependent on sales of our equity securities to meet our cash requirements and loans from related parties. Additional capital may be required in the event that:

•	Demand for our product does not grow in accordance with our expectations

•	We are unable to secure new franchisees as anticipated

•	We are unable to secure desired retail locations

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans and achieve a profitable level of operations.

We will need to raise additional funds to increase the number of corporate owned retail locations, and to be able to respond to unanticipated requirements or expenses. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our retail gelato bar and our business model. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be forced to discontinue our business and/or dramatically scale down our expansion plans dramatically.

We have only commenced our business operations in July, 2003 and opened our first retail store in November, 2003 and thus have a limited operating history. If we cannot successfully manage the risks normally faced by early stage companies, our business may fail.

We have a limited operating history. Our future is subject to the risks and expenses encountered by early stage companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, uncertainty regarding acceptance of our products and retail operations and inability to access sources of financing when required and at rates favourable to us. Our limited operating history and the highly competitive nature of the retail confectionery industry make it difficult to predict future results of our operations. We may not establish a customer following that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

If we are unable to protect our trade name, our efforts to increase public recognition of our ”Melt” brand may be impaired and we may be required to incur substantial costs to protect our trade name.

Our service mark "Melt-gelato italiano" has been registered with the US Patent & Trade Mark Office. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing trade name and trade marks, any of which could have a material adverse effect on our business, operating results and financial condition.

The establishment and maintenance of brand identity of our “Melt” brand gelato products is critical to our future success. If we are unable to promote and maintain our “Melt” brand our business could fail.

Since we expect that substantially all of our revenues will be generated from purchases by the consumer of our gelato and related products at corporate and franchise owned and operated retail outlets, market acceptance of our products is critical to our future success. Factors such as market positioning, retail locations, the availability and price of competing products (in particular, frozen deserts), and the introductions of new products will affect the market acceptance of our business.

We believe that establishing and maintaining brand identity of our products will increase the appeal of our products to prospective customers. Consumer recognition and a preference of our "Melt" brand products over similar products offered by our competition will be critical to our future success. Promotion and enhancement of our gelato and related products will depend largely on our success in continuing to provide high quality products and service. In order to attract and retain customers and to promote and maintain our "Melt" brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our customers. Currently, given the large number of factors and variables in achieving and maintaining consumer recognition and brand loyalty, we cannot anticipate or estimate how much we may be required to spend to establish such loyalty. If we are unable to provide high quality products, or otherwise fail to promote and maintain our "Melt" brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may not be able to successfully implement our business plan and achieve a profitable level of operations.

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

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products.

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

Because we depend on two of our current senior employees, if we are required to replace them and we cannot hire and retain other qualified personnel, we might be forced to discontinue our operations.

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

Our officers and directors and their affiliate, in the aggregate, beneficially own 30% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 common shares, of which 20,280,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders.

Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

One of our directors and officers resides outside the United States, making it difficult for investors to enforce within the United States any judgments obtained against this director and officer.

One director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such persons assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against this director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Item 2. Description of Property.

Our executive and head offices are located at 45320 Corte Palmito, Temecula, CA 92592 . The offices are provided to us at no charge by Mr. Brandon Barwin. This facility functions as our main administrative facility. We believe our current premises are adequate for our current management functions however we expect to lease new premises in the foreseeable future.

We have the following lease agreements for our retail locations:

•	Galleria at Tyler in Riverside, CA, lease term of 7 years commenced on June 15, 2004.

•	Montclair Plaza in Montclair, CA, lease term of 10 years commenced on July 1, 2004.

•	The Block at Orange in Orange, CA, lease term of 10 years commencing on January 1, 2005.

All retail locations are of sufficient size and we do not anticipate expanding to larger locations in these centers.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the National Association of Securities Dealers Inc. OTC Bulletin Board under the symbol “MLTC.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended (1)	High	Low
December 31, 2005	$0.90	$0.50
September 30, 2005	$0.50	$0.50

(1)  Our common shares were initially approved for quotation on the OTC Bulletin Board on June 27, 2005 under the symbol “MLTC”.

As part of our private placement dated May 15, 2004 we have issued 930,000 warrants which give the holder the right to convert one warrant into one share at a price of $0.75 per share, these warrants expire May 15, 2007. We have registered 13,230,000 shares of our common stock under the Securities Act of 1933 for sale by the selling securities holders on Form SB-2, which was filed with the SEC on October 24, 2003. There are currently 68 holders of record of our common stock.

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

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

We have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

On September 15 ,2005 certain loan holders including Clive Barwin elected pursuant to a loan agreement to convert loans in the amount of $200,000 into common shares of our company.

On November 9, 2005 we issued an aggregate of 620,000 shares of our common stock on the conversion of loans (mentioned above) in the amount of $200,000, plus interest to 4 non-U.S. investors relying on the exemption from registration provide by Regulation S of the Securities Act of 1933 promulgated thereunder.

Item 6. Management’s Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2005 and December 31, 2004 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 5 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership, operation and franchising of gourmet Italian style ice cream and coffee shops (gelaterias), offering for sale Italian gelato (ice cream), super smoothies, coffee, Italian soda’s and related products, pastries and confections.

Our revenue consist of sales made from three corporate owned retail stores, fees from four franchised owned retail stores, and sale of products to franchise owned and operated stores. Our first store opened on November 28, 2003 in Palm Desert, California, our second store opened in Riverside, California on August 12, 2004, our third store opened in Montclair, California on September 11, 2004, and our fourth store opened in Orange, California on January 6, 2005. Our first franchised store was opened in Glendale, California in November 2004, our second franchise owned store in Cerritos, California in August 2005, our third franchise store in Northridge, California in October 2005 and our forth franchise store in Redondo Beach, California in December 2005.

Results of Operations

For the year ended December 31, 2005 as compared to the year ended December 31, 2004:

Total revenue for the year ended December 31, 2005 was $1,739,764 compared to $493,279 for the year ended December 31, 2004, an increase of 252%. During the period ending December 31, 2005 we opened one corporate owned store and three franchise owned stores. During the year ended December 31, 2004 we opened two corporate owned stores and one franchise store.

We posted a net loss after all expenses of $206,550 for the year ended December 31, 2005 compared to a net loss of $408,183 for the year ended December 31, 2004. The principal reduction in the net loss was due to increase in sales and gross profit.

Expenses

Cost of sales for the year ended December 31, 2005 amounted to $682,683 or 35.5% of sales compared to $145,982 or 29.6% for the year ended December 31, 2004. The increase in the cost of sales is directly related to our increase in sales. The increase in percentage cost of sales to sales is due to the sales mix shifting from sales made by company owned stores to sales made by and to franchise owned stores.

General and administrative expenses amounted to $226,517 for the year ended December 31, 2005 as compared to $150,996 for the year ended December 31, 2004. The increase is due to additional stores in operation, and infrastructure costs. Our general and administrative expenses consisted of development costs, organizational fees and business travel.

We closed our store in Palm Desert in April 2005, we incurred Impairment Expenses in the amount of $85,234 to write down the fixed assets relating to this store to net realizable value. We also accrued a lease termination fee of $33,270. These expenses were accrued in the December 31, 2004 accounts.

Depreciation and amortization amounted to $154,140 for the year ended December 31, 2005 compared to $65,610 for the year ended December 31, 2004, the increase is due to the addition of one store.

Total expenses for the year ending December 31, 2005 were $1,136,550 compared to $784,625 for the year ended December 31, 2004, the increase is due to an increase in our business activity and expansion costs.

We paid $ 75,000 in management fees to Brandon Barwin and have accrued $ 26,000 in management fees to Clive Barwin for the year ending December 31, 2005, compared to $44,000 paid to Brandon Barwin and $10,000 accrued to Clive Barwin for the year ended December 31, 2004.

For the year ended December 31, 2005, rent expenses were $294,840 compared to $176,743 for the year ended December 31, 2004. This increase was due to one new store being opened.

We have incurred $ 20,315 in audit and accounting fees for the year ended December 31 2005 (2004 - $13,916) and $6,173 in legal fees for the period ended December 31, 2005 (2004 - $40,638), primarily in connection with the preparation and filing of our reports required for SEC purposes. We also incurred $35,594 in consulting expenses paid to our franchise consultant (2004 – $20,868).

Financial Condition, Liquidity and Capital Resources

At December 31, 2005, we had working capital deficit of $49,114 compared to a deficit of $359,498 for the year ended December 31, 2004. The decrease was mainly due to our improved performance.

At December 31, 2005, our total assets were $1,118,278 (2004 - $965,440), of which $245,064 consisted of cash. (2004 - $94,981) and $552,565 (2004 - $788,163) consisted of fixed assets relating to leasehold improvement and equipment for the stores.

At December 31, 2005, our total current liabilities were $580,155 (2004 - $724,261).

On September 15, 2005, loan holders in the principal amount of $200,000 decided to exercise their option to convert the loan into equity and as a result 620,000 new shares were issued. On May 15, 2004 we had an equity placement of 930,000 common shares for gross offering proceeds of $465,000. Of the $465,000 raised, $200,000 was paid by way of cancelling short term debt. As part of this financing we issued 930,000 warrants, whereby each warrant has the right to purchase one common share for $0.75, the warrants expire on May 15, 2007.

Additional monies will be required to fund our operations and our capital expenditure plan, which we plan to raise by issuing additional equity primarily through the private placement of our securities. Further, to the extent that such funds may be available to us, we may also enter into commercial loans or credit facilities.

As at December 31, 2005, we borrowed $ 249,570 from one shareholder and director (2004 - $253,498). The loan is unsecured, has no repayment terms and bears interest at an imputed rate of 10% per annum.

Future Operations

Presently, we have sufficient revenues and expected cash flows to meet our operating expenses.

Immediate Objectives

Our primary objective for the 12 month period ending December 31, 2006 will be to expand our franchise program into 10 states, and secure new retail locations in these states. We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at corporate and franchise owned stores. To this extent we have just hired a public relation firm out of Chicago. We also plan on introducing additional products into our stores during the second half of 2006.

Retail Locations

Our business plan for 2006 envisions opening 20 new franchise stores and 3 corporate owned stores for a total of 30 operating stores. The stores will range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1,200 square feet.

Promotion

Our primary promotional campaign when a new store opens is done by issuing two for the price of one promotional cards. We also provide and encourage free sample tasting of all our gelato and sorbetto flavors, and our super smoothies which allow prospective customers to taste and understand our product offering. During 2006 we plan on implementing a grass root marketing campaign which will primarily revolve around fund raising events with schools.

Personnel

As of December 31, 2005, Clive Barwin, Brandon Barwin, Eddie Ollman and Alin Cruz are our key employees. These employees handle all of the responsibilities in the area of corporate administration, operations, business development and research. In addition, Clive Barwin, our President and Chief Executive Officer also provides us with capital raising services. We have 34 full-time and part-time employees to man our retail locations. In the 12 months ending December 31, 2006, we plan to raise our total number of full-time and part time employees by approximately 20 people. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

The implementation of the provisions of these pronouncements are not expected to have a significant effect on our consolidated financial statement presentation.

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

We currently do not anticipate the need for additional funds for operations for fiscal 2006 as we expect to be operating on a cash positive basis.

Item 7.

Financial Statements.

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 23, 2006.

Consolidated Audited Balance Sheet as at December 31, 2005.

Consolidated Audited Statements of Operations for the year ended December 31, 2005 and for the year ended December 31, 2004.

Consolidated Audited Statements of Changes in Stockholders' Equity for the year ended December 31, 2005 and for the year ended December 31, 2004.

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2005 and for the year ended December 31, 2004.

Notes to the Consolidated Financial Statements.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

Report of Independent Registered Public Accounting Firm..........................................................................................................................................................	3

Consolidated Balance Sheet...	4

Consolidated Statements of Operations............................................................................................................................................................................................	5

Consolidated Statements of Stockholders’ Equity..........................................................................................................................................................................	6

Consolidated Statements of Cash Flows...........................................................................................................................................................................................	7

Notes to the Consolidated Financial Statements.............................................................................................................................................................................	8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Melt Inc. and Subsidiaries
Temecula, California

We have audited the accompanying consolidated balance sheet of Melt Inc. and Subsidiaries at December 31, 2005, and the related statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melt Inc. and Subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.

HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 24, 2006

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheet
ASSETS
December 31,
2005
CURRENT ASSETS
Cash	$245,064
Receivables	205,724
Inventory	71,565
Prepaid expenses	8,688
Total Current Assets	531,041
FIXED ASSETS, NET (Note 2)	552,565
OTHER ASSETS
Trademark, Net	1,815
Deposit	32,857
Total Other Assets	34,672
TOTAL ASSETS	$1,118,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses	$114,435
Accrued management fees – related party (Note 3)	46,000
Notes payable- related party (Note 3)	224,000
Accrued interest – related party (note 3)	25,570
Notes payable	42,000
Accrued interest	3,150
Deferred revenue	125,000
Total Current Liabilities	580,155
MINORITY INTEREST	181,827
STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value 100,000,000 shares
authorized; 20,280,000 shares issued and outstanding	20,280
Additional paid-in capital	1,077,937
Accumulated deficit	(741,921)
Total Stockholders’ Equity	356,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,118,278

The accompanying notes are an integral part of these consolidated financial statements. 4

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
	For the Years Ended December 31,

	2005	2004
REVENUE	$1,739,764	$493,279
COST OF SALES	682,683	145,982
GROSS PROFIT	1,057,081	347,297
EXPENSES
Lease cancellation expense	-	33,270
Depreciation and amortization	154,140	65,610
Impairment expense	-	85,204
Professional fees	115,650	85,422
Rent	243,903	133,380
Salaries and wages	294,840	176,743
Management fees	101,500	54,000
General and administrative expenses	226,517	150,996
Total Expenses	1,136,550	784,625
(LOSS) FROM OPERATIONS	(79,469)	(437,328)
OTHER INCOME (EXPENSES)
Loss on disposal of fixed assets	(32,747)	-
Interest income	-	1,022
Interest expense	(150,663)	(7,540)
Total Other Income (Expenses)	(183,410)	(6,518)
LOSS BEFORE INCOME TAXES	(262,879)	(443,846)
MINORITY SHARE OF LOSS	59,209	36,463
LOSS BEFORE INCOME TAX EXPENSE	(203,670)	(407,383)
INCOME TAX EXPENSE	2,880	800
NET LOSS	$(206,550)	$(408,183)
BASIC LOSS PER SHARE	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,841,753	19,311,250

The accompanying notes are an integral part of these consolidated financial statements. 5

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2003	18,730,000	$18,730	$292,820	$(127,188)
Common stock issued for cash at $0.50 per share	530,000	530	264,470	-
Common stock issued for the extinguishment of debt at $0.50 per share	400,000	400	199,600	-
Net loss for the year ended December 31, 2004	-	-	-	(408,183)
Balance, December 31, 2004	19,660,000	19,660	756,890	(535,371)
Common stock issued for conversion of loan plus interest on September 15, 2005 at $0.39 per share	620,000	620	240,630	-
Additional paid in capital due to beneficial conversion right of loan			80,417
Net loss for the year ended December 31, 2005	-	-	-	(206,550)
Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows
	For the Years Ended December 31,

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(206,550)	$(408,183)
Adjustments to reconcile net loss to net cash used
by operating activities:
Minority interest	(59,209)	(36,464)
Amortization, depreciation, and impairment expense	154,140	150,814
Loss on disposal of fixed assets	32,747	-
Beneficial conversion	80,417	-
Changes in operating assets and liabilities:
(Increase) in supplies and inventory	(18,079)	(32,486)
(Increase) decrease in prepaid expenses	(8,688)	7,942
(Increase) in trademark	(1,150)	-
(Increase) decrease in deposits	(5,252)	664
(Increase) decrease in receivables	(205,724)	-
Increase in deferred revenue	125,000	-
Increase in accrued interest – related party	25,937	7,540
Increase in accrued interest	34,087	-
Increase in accrued expenses	-	44,937
Increase in accrued management fees – related party	26,000	10,000
Increase (Decrease) in accounts payable	(112,847)	67,907
Net Cash Used by Operating Activities	(139,171)	(187,329)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of fixed assets	11,350
Disposal of fixed assets	53,503	-
Purchase of fixed assets	(15,601)	(713,871)
Net Cash Used by Investing Activities	49,252	(713,871)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase to minority interest	27,500	250,000
Proceeds from notes payable	215,900
Proceeds (payments on) notes payable – related parties	(3,398)	290,779
Proceeds from issuance of stock	-	265,000
Net Cash Provided by Financing Activities	240,002	805,779
NET INCREASE (DECREASE) IN CASH	150,083	(95,421)
CASH AT BEGINNING OF YEAR	94,981	190,402
CASH AT END OF YEAR	$245,064	$94,981
CASH PAID FOR INTEREST	$-	$-
CASH PAID FOR INCOME TAXES	$2,880	$-
SCHEDULE OF NON-CASH FINANCE ACTIVITIES
Common stock issued for extinguishment of debt	$241,250	$200,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of Melt Inc. and Subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a.   Organization and Business Activities

Melt Inc. (Hereinafter referred to as the Company) was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) operates one gourmet gelateria in the State of California under the trade name of Melt-Gelato Italiano. Villa Melt LLC a partly owned subsidiary was organized on July 27, 2004 in the State of California. Villa Melt LLC operates two gourmet gelaterias in the State of California under the trade name Melt – Gelato Italiano. Melt Franchising LLC a wholly owned subsidiary of Melt Inc was organized on February 2, 2005 under the laws of the State of Nevada. Melt Franchising LLC is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café. To-date Melt Franchising LLC has sold fifteen franchises of which three are operating, six are in the design and construction stage and six are in the process of finding suitable locations to operate their stores from.

b.   Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 and 7 years, respectively. Depreciation is computed using the straight-line method beginning when the assets are placed in service.

c.   Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

d.   Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

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

	For the Years Ended December 31,
	2005	2004
Loss	$(206,550)	$(408,183)
Shares	19,841,753	19,311,250
Per Share Amount	$(0.01)	$(0.02)

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g.   Income Taxes (continued)

Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$302,745	$243,995
Accrued expenses	20,300	3,900
Deferred tax liabilities:
Depreciation	(34,600)	(53,610)
Valuation allowance	(288,445)	(194,285)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

	2005	2004
Book Income	$(80,555)	(159,190)
Related party accruals	16,376	-
Depreciation	41,513	-
State taxes	(312)	(310)
Impairment gain/loss	(36,222)	33,240
Beneficial conversion	31,363	-
Stock for interest	16,088	-
Cancellation of lease	-	12,975
Meals & entertainment	400	895
Valuation allowance	11,349	112,390
	$-	$-

At December 31, 2005, the Company had net operating loss carryforwards of approximately $776,000 that may be offset against future taxable income from the year 2005 through 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

h.   Revenue Recognition

The Company recognizes sales from corporate owned retail stores upon receipt of cash from its customers. Revenue from franchise fees, is recognized when the franchise agreement is signed; however in certain states where the state rules for franchises have mandated that the franchisee fee is only payable when the store opens for business the revenue in these states is taken into account when the store has been opened. Revenue from royalties is recognized when the franchisee receives the cash from their customers.

i.   Newly Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate TimeSharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

i.   Newly Issued Accounting Pronouncements (Continued)

Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

i.   Newly Issued Accounting Pronouncements (Continued)

implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION (Continued)

i.    Newly Issued Accounting Pronouncements (Continued)

The implementation of the provisions of these pronouncements is not expected to have a significant effect on the Company’s consolidated financial statement presentation.

j.    Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the year ended December 31, 2005 and 2004 was $31,666 and $2,875, respectively.

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

l.     Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., Melt Franchising LLC and Villa Melt LLC a company that Melt Inc. controls and owns 50% of the equity. All material inter-company accounts and transactions have been eliminated.

m.   Inventory

Inventory at December 31, 2005 and 2004 respectively was $71,665 and $53,486. Inventory is comprised of food, beverages and packaging.

Inventory is stated at the lower of cost or market value using first-in, first-out method of valuation.

n.    Impairment Expense

The company decided to close one of its stores in April 2005. Fixed assets relating to this store have been written down to net realizable value at December 31, 2004. As a result the company recognized an impairment expense of $85,204 for the year ending December 31, 2004. As part of the agreement to terminate the lease early the company was obligated to pay six months rent at the time of termination. As a result the company had taken a loss on the early cancellation of the lease and booked the accrued liability of $33,270 as of December 31, 2004.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 2 - FIXED ASSETS

Fixed assets at December 31, consisted of the following:
2005
Vehicles	$11,830
Store equipment & Furniture	229,565
Computer equipment	22,157
Leasehold Improvements	437,988
Less: Accumulated depreciation	(148,975)
$552,565

                         Depreciation expense for the years ended December 31, 2005 and 2004 was $153,552 and $65,174, respectively.

NOTE 3 - RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2005 the Company had accrued management fees to the Company’s President, in the amount of $46,000. Additionally, the Company has expensed management fees to directors for the years ended 2005 and 2004 totaling $101,500 and $44,000, respectively.

Notes Payable

During the year ended December 31, 2005 the Company repaid loans of $3,398 and converted $50,000 in principle into equity. During the year ended December 31, 2004 the company received loans of $253,498, from related parties. These loans were unsecured, due upon demand, and interest was imputed at 10% per annum. (7% - 2004)

Interest Expense

Interest expenses accrued as of December 31, 2005 and 2004 was $23,170 and $9,946, respectively

Stock Issuances

During 2005 the company converted $50,000 plus $10,312 of interest relating to the debt as per an agreement into shares of common stock at $0.39 per share, 155,000 shares were issued.

During 2004 the Company president converted $180,000 in debt into 360,000 shares of common stock at $0.50 per share.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Facility Lease

The Company has entered into a number of facility leases. Future minimum lease payments under operating leases are follows:

Year ended December 31,	Facility Lease
2006	$188,182
2007	190,005
2008	202,274
2009	207,273
2010	207,273
2011 and beyond	509,984
$1,504,991

In addition, the company has guaranteed a number of sub-leases on its franchise owned stores.

NOTE 6 - COMMON STOCK

On September 15, 2005 the company converted a loan of $200,000 plus interest of $41,250 into common shares as per the loan agreement. The shares were issued at a price of $0.385, for a total of 620,000 shares.

On May 15, 2004, the company completed the sale of 530,000 shares of common stock at $0.50 per share to foreign investors, subject to certain trading restrictions.

On May 15, 2004 the company converted $200,000 of related party debt into 400,000 shares of common stock at $0.50 per share. (see Note 3)

The Company has only one class of stock designated as common. The company filed an SB-2 and has had registered 13,320,000 shares.

NOTE 7 - OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2004 and 2005 is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2004	930,000	$0.75	$0.75
Outstanding, December 31, 2005	930,000	$0.75	$0.75
Exercisable, December 31, 2005	930,000	$0.75	$0.75

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004

NOTE 7 - OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$0.75	930,000	2.38	$0.75	930,000	$0.75

NOTE 8 - SUBSEQUENT EVENTS

On January 27, 2006 the company signed a Product Purchase Agreement for the future purchase of food products to be sold in both the Melt owned corporate stores and their franchises. The term of the agreement commences on January 31, 2006 and is to expire on January 31, 2009 and provides for a minimum of $3,000,000 in purchases.

Item 8.      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 8A.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 8B.   Other Information

None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All of our directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Elected or Appointed
Clive Barwin	President, CEO, Secretary and Director	51	July 18, 2003
Brandon Barwin	Vice-President and Director	41	August 1, 2003

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Clive Barwin, President, Chief Executive Officer, Secretary and Director

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

From 1983 to 1992 Clive Barwin was the founder, President and CEO of Modatech Systems Inc., a high-tech company started to develop and commercialize software to automate the sales forces of large multi-national companies. The company went public on the Vancouver Stock Exchange, Toronto Stock Exchange and the Over-the-Counter Bulletin Board. He grew the company from one employee to over 150, with offices in Vancouver, Toronto, Los Angeles, New York, Dallas, and Chicago.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with

Code of Ethics

Effective March 6, 2004, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our President and Secretary (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any Senior Officer who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Melt, Inc., 45320 Corte Palmito, Temecula, CA, USA 92592.

Item 10. Executive Compensation.

Our executive officer did not receive an annual salary and bonus that exceeded $100,000 during the year ended December 31, 2005. The following table shows the compensation received by our Chief Executive Officer and President for the years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation(1)
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation(1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Clive Barwin President, CEO, Secretary and Director(2)	2005	$46,000	Nil	Nil	Nil	Nil	Nil	Nil
	2004	$10,000	Nil	Nil	Nil	Nil	Nil	Nil
	2003	$10,000	Nil	Nil	Nil	Nil	Nil	Nil

(1) The value of perquisites and other personal benefits, securities and property for the executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2) Clive Barwin became our President, Chief Executive Officer and Secretary on July 18, 2003.

Stock Options and Stock Appreciation Rights

From the date of inception (July 18, 2003) and up to December 31, 2005, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on December 31, 2005.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2005.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 38 Olola Avenue, Vaucluse, NSW 2030, Australia	4,860,000(2)	23.96%
Brandon Barwin 45320 Corte Palmito Temecula, CA 92592	1,000,000	4.93%
Glynis Sive 38 Olola Avenue, Vaucluse, NSW 2030, Australia	1,980,000(2)	9.76%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	8.87%
Directors and Officers (as a group)	5,860,000(2)	28.89%

(1)	Based on 20,280,000 shares outstanding as of March 15, 2006.

(2)	Includes the 1,980,000 shares held by Glynis Sive disclosed herein. Clive Barwin and Glynis Sive are married. Clive Barwin disclaims any beneficial interest, ownership interest, voting control or investment authority or direction in regards to the shares beneficially owned by Glynis Sive.

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

Our promoter is our President, Chief Executive Officer and director, Clive Barwin.

On November 9, 2005 we issued 155,000 shares to Clive Barwin pursuant to the terms of a loan agreement in the amount of $50,000.

Item 13.

Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).

(10)	Material Contracts

10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).
10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).
10.3	Form of loan agreement entered into with each of:
Clive Barwin Errol Brome Lance Rosenberg Cecil Hofman (incorporated by reference from our Form 8-K, filed on June 12, 2005).
10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).

(21)	Subsidiaries of the small business issuer
Melt (California) Inc.
Melt Franchising LLC
Villa Melt LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification.

(32)	Section 1350 Certifications
32.1	Certification.

Item 14.  Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of our annual consolidated financial statements for the periods ended December 31, 2005 and December 31, 2004 included in our annual report on Form 10-KSB were $23,500 and $14,000 respectively.

Audit Related Fees

For the fiscal year ended December 31, 2005, the aggregate fees billed for assurance and related services by HJ Associates & Consultants, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended December 31, 2005 and December 31, 2004, the aggregate fees billed by HJ Associates & Consultants, LLP for other non-audit professional services, other than those services listed above, was $3,200 and $nil respectively.

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before HJ Associates & Consultants, LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

        · approved by our audit committee (which consists of our entire board of directors); or

        · entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

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

The board of directors has considered the nature and amount of fees billed by HJ Associates & Consultants, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ Associates & Consultants, LLP's independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT, INC.

By: /s/ Clive Barwin

Clive Barwin
President, CEO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Clive Barwin

Clive Barwin
President, CEO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: March 30, 2006

By: /s/ Brandon Barwin

Brandon Barwin
Vice-President and Director

Date: March 30, 2006