Form 10QSB
period 2006-03-31
MELT INC
filed 2006-05-31
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

310-601-7907
(Issuer’s telephone number)

45320 Corte Palmito, Temecula, California, USA 92592
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  20,280,000 common shares issued and outstanding as of March 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X ]

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and December 31, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash	$180,973	$245,064
Receivables	439,612	205,724
Inventory	14,925	71,565
Prepaid expenses	11,744	8,688
Total Current Assets	647,254	531,041
FIXED ASSETS, NET	529,077	552,565
OTHER ASSETS
Trademark, net	1,671	1,815
Deposits	37,857	32,857
Total Other Assets	39,528	34,672
TOTAL ASSETS	$1,215,859	$1,118,278

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable & accrued expenses	235,115	114,435
Accrued management fees – related part	52,000	46,000
Notes payable - related party	200,000	224,000
Accrued interest - related party	28,170	25,570
Notes payable	42,000	42,000
Accrued interest	4,200	3,150
Equipment deposits	56,300	-
Deferred revenue	200,000	125,000
Total Current Liabilities	817,785	580,155
MINORITY INTEREST	159,140	181,827
STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 100,000,000
shares authorized, 20,280,000 shares issued and outstanding	20,280	20,280
Additional paid-in capital	1,077,937	1,077,937
Accumulated deficit	(859,283)	(741,921)
Total Stockholders’ Equity	238,934	356,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,859	$1,118,278

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
REVENUES
Food & Supplies	$356,496	$293,535
Equipment	147,470	-
Royalty & Marketing Fees	29,215	16,916
Miscellaneous	42,141	-
TOTAL	575,322	310,451
COST OF SALE	386,675	97,160
GROSS PROFIT	188,647	213,291
EXPENSES
Depreciation and amortization	28,857	33,594
Professional fees	27,777	56,998
Rent	57,446	70,166
Salaries and wages	96,031	86,805
Management fees	25,500	22,000
General and administrative	87,035	42,140
Total Expenses	322,646	311,703
(LOSS) FROM OPERATION	(133,999)	(98,412)
OTHER (EXPENSES)
Interest expense	(6,050)	(8,469)
Total Other (Expenses)	(6,050)	(8,469)
(LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(140,049)	(106,881)
MINORITY INTEREST IN LOSS	22,687	14,026
(LOSS) BEFORE INCOME TAXES	(117,362)	(92,955)
INCOME TAX EXPENSE	-	-
NET (LOSS)	$(117,362)	$(92,955)
BASIC (LOSS) PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,280,000	19,960,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Consolidated Statement of Stockholders’ Equity

			Additional Paid-in Capital	Accumulated Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)
Net (loss) for the three months ended March 31, 2006 (unaudited)	-	-	-	(117,362)
Balance, March 31, 2006 (unaudited)	20,280,000	20,280	1,077,937	(859,283)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) from operations	$(117,362)	$(92,855)
Items to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	28,857	33,595
Minority interest	(22,687)	(14,024)
Changes in operating assets and liabilities:
(Increase) in receivables	(233,888)	-
(Increase) decrease in supplies and inventory	56,640	7,335
(Increase) decrease in prepaid expenses	(3,056)	1,536
(Increase) in deposits	(5,000)	(9,009)
Increase in accrued expenses	6,000	8,080
Increase (decrease) in accounts payable	120,680	(52,768)
Increase in accounts payable – related party	-	5,200
Increase in interest payable	1,050	-
Increase (decrease) in interest payable – related party	2,600	(1,477)
Increase in deferred revenue	75,000	-
Increase in equipment deposits	56,300	-
Net Cash (Used) by Operating Activities	(34,866)	(114,387)
CASH FLOWS FROM FINANCING ACTIVITIES
Fixed assets held for sale	-	(46,548)
Decrease in fixed assets	-	42,730
Purchases of fixed assets	(5,225)	-
Net Cash (Used) by Investing Activities	(5,225)	(3,818)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interest	-	25,000
Payments on notes payable – related party	(24,000)	-
Proceeds from notes payable	-	42,000
Proceeds from notes payable –related party	-	79,426
Net Cash Provided (Used) by Financing Activities	(24,000)	146,426
INCREASE (DECREASE) IN CASH	(64,091)	28,221
CASH AT BEGINNING OF PERIOD	245,064	94,981
CASH AT END OF PERIOD	$180,973	$123,202

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH PAID FOR:
Interest	$2,400	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES

Notes to the Consolidated Financial Statements

March 31, 2006 and December 31, 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -	SIGNIFICANT EVENTS

On January 27, 2006 the company signed a Product Purchase Agreement for the future purchase of food products to be sold in both the Melt owned corporate stores and their franchises. The agreement provides for minimum purchases of $3,000,000 over the term of the agreement, which commenced on January 31, 2006 and will expire on January 31, 2009.

NOTE 3 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2005, and March 31, 2006, is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2005	930,000	$0.75	$0.75
Outstanding, March 31, 2006	930,000	0.75	0.75
Exercisable, March 31, 2006	930,000	0.75	0.75

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 3/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 3/31/06	Weighted Average Exercise Price
$0.75	930,000	2.13	$0.75	930,000	$0.75

Item 2.	Management’s Discussion and Analysis and Plan of Operation.

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

Three Months ending March 31, 2006

The period covered by our unaudited financial statements is for the three months ended March 31, 2006. During which time we generated $575,322 in revenue. During the same period last year we generated $310,451 in revenue, an increase of 85%. We incurred a loss of $117,362 for the three months ended March 31, 2006. During the same period last year we incurred a net loss of $92,955, an increase of 26%. The revenue was generated from sales made through our three corporate owned retail stores, from revenue generated in royalty revenue from our franchised stores and from the sale of equipment, fixtures and goodwill and product to our franchisees. For the same period last year revenues were generated from sales made by one corporate store and royalties received from one franchise owned store. Cost of sales amounted to $386,675, or 67%, and $97,160, or 31%, for the same period last year. The increase is due to the change in the mix of the revenue. Rental expenses for the retail stores amounted to $57,446, or 10% of sales, and $70,166, or 23% of sales, for the same period last year. The percentage decrease is due to the different sales mix. Salaries and wages for the retail stores amounted to $96,031, or 17% of sales, and $86,805, or 28% of sales, for the same period last year. The percentage decrease is due to the different sales mix. General and administrative expenses amounted to $87,035, or 15% of sales, and $42,140, or 14% of sales, for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $180,973 in cash on hand and a working capital deficit of $170,531. As of March 31, 2006, our total assets were $1,215,859, which consisted primarily of fixed assets, cash and accounts receivable.

At March 31, 2006, our total current liabilities were $817,785.

Historically, we have financed our operations from the sale of stock and advances from shareholders. For the three months ended March 31, 2006, net cash used in operating activities was $34,866 compared to $114,387 for the same period last year. Net cash used by investing activities was $5,225 compared to $3,818 for the same period last year. Net cash provided (used) by financing activities was ($24,000) compared to $146,426 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through March 31, 2007, and therefore, we will have to raise financing through the sale of our equity securities or arrange a loan from outside sources.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending March 31, 2007, will be to further develop and expand our retail store locations and increase sales in such locations as they open. We will embark on an aggressive program to grow our business through a local and national franchise program which commenced in June 2005. We plan to expand our business from California to include Arizona, Nevada, Florida, Connecticut, Ohio and Missouri.

Retail Locations

We currently own and operate 3 retail stores, and have four stores operating as franchised stores. No new stores were opened during this quarter. During the next twelve months we plan on opening one new corporate owned and operated store and 18 franchised owned and operated stores.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities to meet our cash requirements. We incurred a loss of $117,362 for three months ended March 31, 2006. We do not expect positive cash flow from operations in the near term.

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

We are an early stage company. We will, in all likelihood, continue to incur operating expenses without significant revenues until additional retail operations become fully operational and gain significant popularity with customers in southern California. Our primary source of funds has been the sale of our common stock.

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

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2006 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on September 30, 2005)
10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on September 30, 2005)
10.3*	Standard Franchise Agreement which has been entered into between Melt Franchising LLC and franchisees.
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)

(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification.
(32)	Section 1350 Certifications
32.1*	Certification.

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

Date: May 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	May 30 2006

/s/ Brandon Barwin
Brandon Barwin	Vice President and Director	May 30, 2006