Form 10QSB
period 2006-06-30
MELT INC
filed 2006-08-08
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-109990

MELT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32222 Corte Tomatlan, Temecula, CA 92592
(Address of principal executive offices)

310-601-7907
(Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,280,000 common shares issued and outstanding as of June 30, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X ]

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and December 31, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash	$614,461	$245,064
Receivables	249,283	205,724
Inventory	10,250	71,565
Prepaid expenses	-	8,688
Total Current Assets	873,994	531,041
FIXED ASSETS, NET	335,827	552,565
OTHER ASSETS
Trademark, net	1,527	1,815
Construction in process	85,572	-
Deposits	198,173	32,857
Total Other Assets	285,272	34,672
TOTAL ASSETS	$1,495,093	$1,118,278

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
	(Unaudited)
CURRENT LIABILITIES
Accounts payable & accrued expenses	241,649	114,435
Accrued management fees – related part	58,000	46,000
Notes payable - related party	225,659	224,000
Accrued interest - related party	30,658	25,570
Notes payable	156,703	42,000
Accrued interest	7,763	3,150
Equipment deposits	128,300	-
Deferred revenue	150,000	125,000
Total Current Liabilities	998,732	580,155
MINORITY INTEREST	141,359	181,827
STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 100,000,000
shares authorized, 20,280,000 shares issued and outstanding	20,280	20,280
Additional paid-in capital	1,077,937	1,077,937
Accumulated deficit	(743,215)	(741,921)
Total Stockholders’ Equity	355,002	356,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,495,093	$1,118,278

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
REVENUES
Food and supplies	$365,010	$263,970	$721,506	$567,284
Franchise Fees	200,000	-	200,000	-
Equipment	12,459	-	159,929	-
Royalty and marketing fees	33,717	7,137	62,932	14,274
Miscellaneous	15,513	-	57,654	-
Total Revenues	626,699	271,107	1,202,021	581,558
COST OF SALE	247,486	89,978	634,161	187,138
GROSS PROFIT	379,213	181,129	567,860	394,420
EXPENSES
Depreciation and amortization	25,065	33,907	53,922	67,501
Professional fees	27,651	31,550	55,428	88,548
Rent	53,061	59,912	110,507	130,078
Salaries and wages	112,140	70,874	208,171	157,679
Management fees	30,150	26,500	55,650	48,500
General and administrative	116,971	55,103	204,006	97,243
Total Expenses	365,038	277,846	687,684	589,549
INCOME (LOSS) FROM OPERATIONS	14,175	(96,717)	(119,824)	(195,129)
OTHER INCOME (EXPENSES)
Interest expense	(8,200)	(81,782)	(14,250)	(90,251)
Interest income	655	-	655	-
Gain on sale of fixed assets	91,657	-	91,657	-
Total Other Income (Expenses)	84,112	(81,782)	78,062	(90,251)
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	98,287	(178,499)	(41,762)	(285,380)
MINORITY INTEREST	17,781	8,154	40,468	22,180
INCOME (LOSS) BEFORE INCOME TAXES	116,068	(170,345)	(1,294)	(263,200)
INCOME TAX EXPENSE	-	-	-	-
NET INCOME (LOSS)	$116,068	$(170,345)	$(1,294)	$(263,200)

The accompanying notes are an integral part of these financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2006	2005	2006	2005
NET INCOME (LOSS)	$116,068	$(170,345)	$(1,294)	$(263,200)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE	$0.01	$(0.01)	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,280,000	19,660,000	20,280,000	19,660,000

The accompanying notes are an integral part of these financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

			Additional Paid-in Capital	Accumulated Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)
Net (loss) for the six months ended June, 2006 (unaudited)	-	-	-	(1,294)
Balance, June 30, 2006 (unaudited)	20,280,000	20,280	1,077,937	(743,215)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,294)	$(263,200)
Items to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	53,922	67,454
Minority interest	(40,468)	(22,180)
Gain on sale of fixed assets	(91,657)
Beneficial conversion	-	66,667
Changes in operating assets and liabilities:
(Increase) in receivables	(43,559)	-
(Increase) decrease in supplies and inventory	61,316	8,474
(Increase) decrease in prepaid expenses	8,688	931
(Increase) decrease in deposits	(165,317)	(12,022)
(Increase) in trademark	-	(1,150)
Increase (decrease) in accounts payable and accrued expenses	127,215	(91,177)
Increase in accounts payable – related party	-	(20,800)
Increase in interest payable	4,613	-
Increase (decrease) in interest payable – related party	5,088	13,638
Increase on funds held on deposit	-	29,000
Increase in management fees	12,000	32,000
Increase in deferred revenue	25,000	-
Increase in equipment deposits	128,300	-
Net Cash Provided (Used) by Operating Activities	83,847	(192,365)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of fixed assets	276,900	54,969
Purchases of fixed assets and construction in process	(107,712)	(90,076)
Net Cash Provided (Used) by Investing Activities	169,188	(35,110)
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interest	-	20,000
Payments on notes payable – related party	(24,000)	-
Proceeds from notes payable	114,703	192,000
Proceeds from notes payable –related party	25,659	35,357
Net Cash Provided by Financing Activities	$116,362	$247,357

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended June,
	2006	2005
INCREASE IN CASH	$369,397	$19,882
CASH AT BEGINNING OF PERIOD	245,064	94,981
CASH AT END OF PERIOD	614,461	114,863
CASH PAID FOR:
Interest	$3,250	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - SIGNIFICANT EVENTS

On January 27, 2006 the Company signed a Product Purchase Agreement for the future purchase of food products to be sold in both the Melt owned corporate stores and their franchises. The agreement provides for minimum purchases of $3,000,000 over the term of the agreement, which commenced on January 31, 2006 and will expire on January 31, 2009.

On May 28, 2006 the Company executed an Asset Purchase Agreement and Bill of Sale, wherein, the Company agreed to sell the Melt Gelato store located at the 1208 Galleria at Tyler, Riverside California to a new Melt Franchisee. The purchaser assumed the lease for the location and agreed to operate the location as a franchised store As a result of the transaction, a gain on sale of fixed assets of $94,592 was recorded in the second quarter.

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 3 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2005, and June 30, 2006, is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2005	930,000	$0.75	$0.75
Outstanding, June 30, 2006	930,000	0.75	0.75
Exercisable, June 30, 2006	930,000	0.75	0.75

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price
$0.75	930,000	1.88	$0.75	930,000	$0.75

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

RESULTS OF OPERATIONS

Six Months ending June 30, 2006

The period covered by our unaudited financial statements is for the six months ended June 30, 2006 during which time we generated $1,202,021 in revenue and incurred a net loss of $1,294, during the same period last year we generated $581,558 in revenue and incurred a loss of $263,200. The revenue was generated from sales made through our retail stores, from franchise fees, from revenue generated in royalty revenues, food and supplies sold to our franchise owned stores and from revenue generate from the sale of equipment to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food and supplies sold to franchise owned stores. Cost of sales amounted to $634,161 or 53% and $187,138 or 32% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food and equipment, which to our franchise owned stores is lower than sales made to company owned stores. Rental expenses for the retail stores amounted to $110,507 or 9% of sales and $130,078 or 22% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores. Salaries and wages amounted to $208,171 or 17% of sales and $157,679 or 27% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores. General and administrative expenses amounted to $204,006 or 17% of sales and $97,243 or 17% of sales for the same period last year.

During the period two franchise owned stores opened, the first in Simi Valley, CA and the second in Valencia, CA.

Three Months ending June 30, 2006

The period covered by our unaudited financial statements is also for the three months ended June 30, 2006 during which time we generated $626,699 in revenue and incurred a net gain from operations of $14,175, during the same period last year we generated $271,107 in revenue and incurred a loss from operations of $96,717. The revenue was generated from sales made through our retail stores, from franchise fees, from revenue generated in royalty revenues, food and supplies sold to our franchise owned stores and from revenue generate from the sale of equipment to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food and supplies sold to franchise owned stores. Cost of sales amounted to $247,486 or 39% and $89,978 or 33% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food and equipment, which to our franchise owned stores is lower than sales made to company owned stores. Rental expenses for the retail stores amounted to $53,061 or 8% of sales and $59,912 or 22% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores. Salaries and wages amounted to $112,140 or 18% of sales and $70,874 or 26% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores. General and administrative expenses amounted to $116,971 or 19% of sales and $55,103 or 20% of sales for the same period last year. Our net income for the three month period ended June 30, 2006 was $116,068, compared to a net loss of $170,345 for the corresponding prior period. The change was principally as a result of income from operations as noted above, the decrease in interest expenses from $81,782 to $8,200 and a gain on the sale of fixed assets of $91,657.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 we had $614,461 cash on hand and a working capital deficit of $124,738. As of June 30, 2006 our total current assets were $873,994, and our total assets were $1,495,093.

At June 30, 2006 our total liabilities were $998,732, of which all were considered to be current.

For the six months ended June 30, 2006, net cash provided by operating activities was $83,847 compared to operational cash outflows of $192,365 for the same period last year. Net cash provided by investing activities was $169,188 compared to investing cash outflows of $35,110 for same period last year. Net cash provided by financing activities was $116,362 compared to $247,357 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through June 30, 2007 and, therefore, we will have to raise financing through the sale of our equity securities or arrange a loan from outside sources.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending June 30, 2007 will be to greatly increase the number of franchise owned and operated stores, in California, and to expand across the county into Arizona, Nevada, Missouri, Ohio, New Jersey, Massachusetts, New York, Connecticut, Florida and Illinois.

Retail Locations

We currently own and operate two retail stores, and have seven stores operating as franchised stores. We opened two new franchise owned stores this quarter and sold one corporate store to a franchisee. We expect to open seven new franchise owned stores in the 3rd quarter and 12 new franchised owned stores in the 4th quarter of 2006. During the next twelve months we plan on opening one new corporate owned store and 48 new franchised owned stores

Cash Requirements

Presently, our cash is sufficient to fund our normal operating expenses; however we will require additional capital to fund the cost of opening new corporate owned stores. Management projects that we will require at least $1,000,000 to fund our proposed capital expansion program over the next twelve months.

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

We currently have a trade marked registered for the trade name "Melt" and have applied for a service mark for "Melt-gelato italiano" and “Melt – café and gelato bar”. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing products, require disputed rights to be licensed from others, or require us to cease the marketing or use of our products, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2006 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Date: August 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	August 8, 2006

/s/ Brandon Barwin
Brandon Barwin>	Vice President and Director	August 8, 2006