Form 10QSB
period 2006-09-30
MELT INC
filed 2006-11-14
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-109990

MELT INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

22912 Mill Creek Dr, Suite D, Laguna Hills, CA 92653
(Address of principal executive offices)

949.707.0456
(Issuer's telephone number)

32222 Corte Tomatlan, Temecula, CA 92592
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  20,280,000 common shares issued and outstanding as of September 30, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X ]

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and December 31, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	September 30, 2006	December 31, 2005
CURRENT ASSETS
Cash	$416,819	$220,672
Receivables	687,594	205,724
Receivable on sale of subsidiary	95,000	-
Inventory	5,689	63,000
Construction in process	767,827	-
Prepaid expenses	64	8,688
Total Current Assets	1,972,993	498,084
FIXED ASSETS, NET	32,965	206,300
OTHER ASSETS
Trademark, net	1,383	1,815
Deposits	141,952	15,000
Total Other Assets	143,335	16,815
ASSETS FROM DISCONTINUED OPERATIONS (NOTE 4)	-	397,079
TOTAL ASSETS	$2,149,293	$1,118,278

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
CURRENT LIABILITIES
Accounts payable & accrued expenses	$749,006	$81,810
Accrued management fees – related party	64,000	46,000
Notes payable - related party	217,164	224,000
Accrued interest - related party	35,659	25,570
Notes payable	155,816	42,000
Accrued interest	8,813	3,150
Construction deposits	341,245	-
Deferred revenue	75,000	125,000
Total Current Liabilities	1,646,703	547,530
LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 4)	-	32,625
TOTAL LIABILITIES	1,646,703	580,155
MINORITY INTEREST	-	181,827
STOCKHOLDERS’ EQUITY
Common stock; $0.001 par value, 100,000,000 shares authorized, 20,280,000 shares issued and outstanding	20,280	20,280
Additional paid-in capital	1,077,937	1,077,937
Accumulated deficit	(595,627)	(741,921)
Total Stockholders’ Equity	502,590	356,296
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,149,293	$1,118,278

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES
Food and supplies	$229,387	$91,643	$714,004	$359,828
Franchise Fees	350,000	100,000	550,000	100,000
Equipment and store sales	807,945	386,761	967,874	386,761
Royalty and marketing fees	49,203	21,481	112,135	35,755
Miscellaneous finders and professional fees	112,238	-	169,892	-
Total Revenues	1,548,773	599,885	2,513,905	882,344
COST OF SALES	1,044,257	311,143	1,608,429	401,494
GROSS PROFIT	504,516	288,742	905,476	480,850
EXPENSES
Depreciation and amortization	1,838	1,151	20,654	33,594
Professional fees	44,645	22,649	100,073	110,697
Rent	7,098	20,724	41,204	75,451
Salaries and wages	57,369	21,756	178,870	91,259
Management fees	27,600	27,500	83,250	76,000
General and administrative	174,423	38,701	328,816	85,666
Total Expenses	312,973	132,481	752,867	472,667
INCOME FROM OPERATIONS	191,543	156,261	152,609	8,183
OTHER INCOME (EXPENSES)
Loss on sale of subsidiary (Note 4)	(22,149)	-	(22,149)	-
Interest expense	(9,551)	(2,940)	(23,755)	(93,191)
Interest income	2,855	-	3,510	-
Loss on sale of fixed assets	-	(32,747)	-	(32,747)
Gain on sale of fixed assets	-	11,350	91,657	11,350
Total Other Income (Expenses)	(28,845)	(24,337)	49,263	(114,588)
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	162,698	131,924	201,872	(106,405)
MINORITY INTEREST	15,110	13,065	55,578	35,245
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	177,808	144,989	257,450	(71,160)
INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 4)	$(30,220)	$(23,441)	$(111,156)	$(67,802)

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
INCOME (LOSS) BEFORE INCOME TAXES	$147,588	$121,548	$146,294	$(138,962)
INCOME TAX EXPENSE	-	-	-	-
NET INCOME (LOSS)	$147,587	$121,548	$146,294	$(138,962)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:
Income (loss) per share on continuing operations	0.01	0.01	0.01	(0.01)
Income (loss) per share on discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share	$0.01	$0.01	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,280,000	19,660,000	20,280,000	19,660,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,210,000	19,660,000	21,210,000	19,660,000

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIAIES

Consolidated Statement of Stockholders’ Equity

			Additional Paid-in Capital	Accumulated Deficit
	Common Stock
	Shares	Amount
Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)
Net Income for the Nine months ended September 30, 2006 (unaudited)	-	-	-	146,294
Balance, September 30, 2006 (unaudited)	20,280,000	20,280	1,077,937	(595,627)

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIAIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$146,294	$(138,962)
Items to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	20,655	34,377
Depreciation – discontinued	46,808	57,152
Minority interest	(55,578)	(35,245)
Loss on sale of subsidiary	22,149	-
Gain on sale of fixed assets	(91,657)	-
Beneficial conversion	-	66,667
Changes in operating assets and liabilities:
(Increase) in receivables	(386,870)	(136,864)
Decrease in supplies and inventory	57,311	744
Decrease in supplies and inventory – discontinued	1,565	11,516
(Increase) decrease in prepaid expenses	8,624	(586)
(Increase) in prepaid expenses - discontinued	(4,517)	-
(Increase) decrease in deposits	(126,952)	6,988
(Increase) in trademark	-	(1,150)
Increase (decrease) in accounts payable and accrued expenses	699,107	(105,135)
Increase (decrease) in accounts payable and accrued expenses – discontinued	(27,305)	15,002
(Decrease) in accounts payable – related party	-	(20,800)
Increase in interest payable	5,663	-
Increase in interest payable – related party	10,089	16,578
Increase in management fees	18,000	40,000
(Decrease) in deferred revenue	(50,000)	-
(Increase) in construction in process	(767,827)	-
Increase in construction deposits	341,245	-
Net Cash (Used) by Operating Activities	(133,196)	(189,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of subsidiary	50,000	-
Purchase of fixed assets	(33,929)	-
(Increase) in receivable for sale of subsidiary	(95,000)	-
Proceeds from sale of fixed assets	276,900	114,118
Net Cash Provided by Investing Activities	197,971	114,118
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in minority interest	-	15,000
Payments on notes payable	(887)	-
Payments on notes payable – related party	(32,495)	-
Proceeds from notes payable	114,703	192,000
Proceeds from notes payable –related party	25,659	50,911

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIAIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2006		2005
Net Cash Provided by Financing Activities	106,980		257,911
INCREASE IN CASH	171,755		182,311
CASH AT BEGINNING OF PERIOD	245,064		94,981
CASH AT END OF PERIOD	$416,819	$
Cash from continuing operations	416,819		266,402
Cash from discontinued operations	-		10,890
CASH AT END OF PERIOD	416,819		277,292
CASH PAID FOR:
Interest	3,250		-
Income taxes	-		-

The accompanying notes are an integral part of the consolidated financial statements

MELT INC. AND SUBSIDIAIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -	SIGNIFICANT EVENTS

On January 27, 2006 the Company signed a Product Purchase Agreement for the future purchase of food products to be sold in both the Melt owned corporate stores and their franchises. The agreement provides for minimum purchases of $3,000,000 over the term of the agreement, which commenced on January 31, 2006 and will expire on January 31, 2009.

On May 28, 2006 the Company executed an Asset Purchase Agreement and Bill of Sale with Veronica and Tito Pulido, wherein, the Company agreed to sell the Melt Gelato store located at the 1208 Galleria at Tyler, Riverside California in exchange for $300,000 in cash. Veronica and Tito Pulido assumed the lease for the location and agreed to operate the location as a franchised store. Of the $300,000 received as compensation, $25,000 was recorded as franchise fees, while the remaining $275,000 was recorded as the sales value of the fixed assets associated with the store. As a result of the transaction, a gain on sale of equipment, of $94,592 was recorded in the second quarter.

On August 9, 2006, the Company opened a franchised store located at 415 Parkway Plaza, El Cajon, California. The franchisee agreed to manage the construction process of the store. The Company received $25,000 as compensation for franchise fees.

On August 17, 2006, the Company entered into a Letter Agreement with a company for investor relations and corporate communications services. The agreement calls for the payment of a $12,000 fee and the issuance of 200,000 shares of the Company’s common stock, earned ratably over a one year term. The agreement may be terminated by either party at any time.

On September 14, 2006, the Company opened a franchised store located at 500 Lakewood Center Mall, Lakewood, California. The franchisee agreed to manage the construction process of the store. The Company received $25,000 as compensation for franchise fees.

On September 22, 2006 the Company opened a franchised store located at located at 865 Market St, San Francisco, California. Company managed the construction process of the store. The Company received $25,000 as compensation for franchise fees and recognized $516,500 as store sales revenue.

MELT INC. AND SUBSIDIAIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 2 -	SIGNIFICANT EVENTS (CONTINUED)

On September 28, 2006 the Company opened a franchised store located at 4568 East Cactus Road, Phoenix, AZ. The Company managed the construction process of the store. The Company received $25,000 as compensation for franchise fees and recognized $207,438 as store sales revenue.

The Company recognizes proceeds and expenditures for the construction of franchise stores where the Company manages the construction process on a gross basis. A total of $723,938 of store construction revenue was recognized during the three months ended September 30, 2006.

NOTE 3 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2005, and September 30, 2006, is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2005	930,000	$0.75	$0.75
Outstanding, September 30, 2006	930,000	0.75	0.75
Exercisable, September 30, 2006	930,000	0.75	0.75

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price
$0.75	930,000	0.50	$0.75	930,000	$0.75

NOTE 4 -	SALE OF SUBSIDIARY

On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000. A cash payment of $50,000 was received upon closing and a receivable of $95,000 was recorded at September 30, 2006. Upon close of the sale, the Company recognized a loss on sale of assets of $22,149.

All operating results of Villa Melt, LLC are included in discontinued operations as of September 30, 2006 and September 30, 2005. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

MELT INC. AND SUBSIDIAIES

Notes to the Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 -	SALE OF SUBSIDIARY (CONTINUED)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES	$75,583	$147,654	$312,472	$446,753
COST OF SALES	29,003	44,078	99,992	140,865
EXPENSES
Depreciation and amortization	11,702	14,901	46,808	49,959
Professional fees	1,520	175	1,520	675
Rent	20,944	37,625	97,345	112,976
Salaries and Wages	23,356	41,229	112,026	129,406
General and administrative	17,728	32,856	66,891	80,443
Total Expenses	76,800	126,786	324,590	373,459
(LOSS) FROM OPERATIONS	(30,220)	(23,210)	(111,110)	(67,571)
OTHER EXPENSES
Interest Expense	-	231	46	231
Total Other Expense	-	231	46	231
(LOSS) FROM DISCONTINUED OPERATIONS	$(30,220)	$(23,441)	$(111,156)	$(67,802)

NOTE 5 -	SUBSEQUENT EVENTS

During October 2006, the Company sold 920,000 restricted shares of common stock together with warrants to purchase 460,000 shares of common stock. The shares of common stock were sold at a price of $0.75 per share, providing the Company $690,000 in gross proceeds. The warrants have an exercise price of $0.90 per share if issued in the first year. If issued within the second year, the warrants have an exercise price of $1.00. The warrants expire October 31, 2008.

During October 2006, the Company collected $45,000 of the $95,000 receivable for the sale of Villa Melt, LLC (see Note 4).

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

RESULTS OF OPERATIONS

Nine Months ending September 30, 2006

The period covered by our unaudited financial statements is for the nine months ended September 30, 2006 during which time we generated $2,513,905 in revenue from continuing operations and recognized net income before discontinued operations of $257,450 during the same period last year we generated $882,344 in revenue from continuing operations and incurred a loss of $71,160 from continuing operations. The revenue was generated from sales made through our retail stores, from franchise fees, from revenue generated in royalty revenues, from food and supplies sold to our franchise owned stores and from revenue generate from the sale of equipment and build out of stores to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food and supplies sold to franchise owned stores, from the sale of equipment to franchisee’s and from proceeds generated from building out franchise owned stores. Cost of sales from continuing operations amounted to $1,608,429, resulting in gross profit from continuing operations of $905,476, or 36% compared to cost of sales of $401,494, resulting in gross profit from continuing operations of $480,850, or 55% for the same period last year. The percentage decrease is due to the change in the sales mix and margins on sales of food and equipment and store build outs. Rental expenses from continuing operations for the retail stores amounted to $29,846 or 1% of sales and $75,451 or 9% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores and due to the sale of corporate owned stores. Salaries and wages from continuing operations amounted to $178,870 or 7% of sales and $91,259 or 10% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores, and due to the sale of corporate owned stores. General and administrative expenses from continuing operations amounted to $328,816 or 13% of sales and $85,666 or 10% of sales for the same period last year.

During the period four franchise owned stores opened, the first in El Cajon, CA, the second in Lakewood, CA, the third in Paradise Valley, AZ and the fourth in San Francisco, CA. The opening of the Arizona and San Francisco stores marks the beginning of the Company’s expansion outside of Southern California

Three Months ending September 30, 2006

The period covered by our unaudited consolidated financial statements is also for the three months ended September 30, 2006 during which time we generated $1,548,773 in revenue from continuing operations and recognized $177,808 in income before discontinued operations, during the same period last year we generated $599,885 in revenue from continuing operations and recognized $144,989 in income before discontinued operations. The revenue was generated from sales made through our retail stores, from franchise fees, from royalty revenues, food and supplies sold to our franchise owned stores and from the sale of equipment to our franchisees and build out of franchise owned stores. The increase in revenues for the current period was largely due to the build out of the Arizona and San Francisco stores as well as increased franchise fees and food and supplies sold to franchise owned stores. Cost of sales from continuing operations amounted to $1,044,257, resulting in gross profit from continuing operations of $504,516, or 33% compared to cost of sales of $311,143, resulting in gross profit from continuing operations of $288,742, or 48% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food and equipment and building out franchise owned stores. Rental expenses from continuing operations for the retail stores amounted to $7,098 or 0% of sales and $20,724 or 3% of sales for the same period last year. The decrease is due to the sale of our corporate owned stores. Salaries and wages from continuing operations amounted to $57,369 or 4% of sales and $21,756 or 4% of sales for the same period last year. General and administrative expenses from continuing operations amounted to $174,423 or 11% of sales and $38,701 or 6% of sales for the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 we had $416,819 cash on hand and working capital of $326,290. As of September 30, 2006 our total current assets were $1,972,993, and our total assets were $2,149,293.

At September 30, 2006 our total liabilities were $1,646,703, of which all were considered to be current.

For the nine months ended September 30, 2006, net cash used by operating activities was $133,196 compared to $189,718 for the same period last year. Net cash provided by investing activities was $197,971 compared to cash provided by investing activities $114,118 for same period last year. Net cash provided by financing activities was $106,980 compared to $257,911 for the same period last year.

We have no external sources of liquidity in the form of credit lines from banks. Based on our future operations described below, management believes that our available cash will not be sufficient to fund our working capital requirements through September 30, 2007 and, therefore, we will have to raise financing through the sale of our equity securities or arrange a loan from outside sources.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective during the 52 week period ending September 30, 2007 will be to greatly increase the number of franchise owned and operated stores, in California, and to expand across the county into Arizona, Nevada, Missouri, Ohio, New Jersey, Massachusetts, New York, Connecticut, Florida and Illinois.

Retail Locations

The Company currently has 11 stores operating as franchised stores. We opened four new franchise owned stores this quarter and sold two corporate owned stores when we sold our 50% stake in Villa Melt Inc. We expect to open seven new franchise owned stores in the 4th quarter of 2006.

Cash Requirements

Presently, our cash is sufficient to fund our normal operating expenses; however we will require additional capital to fund the cost of opening new corporate owned stores. Management projects that we will require at least $1,000,000 to fund our proposed capital expansion program over the next twelve months. The Company has signed retail leases for new stores that the Company plans to award to franchisee’s, if the company is not able to find franchisee’s for these committed leases it will be required to raise additional funds to build out and operate the stores until they can be sold to interested franchisees.

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

Because the Company has entered into leases for new stores with the intention of awarding these stores to suitable new prospective franchisee’s, the company may be required to raise additional capital to build and operate stores in locations that it cannot find suitable franchisees.

Although the Company’s expects to find suitable franchisee’s before the expected lease commencement date there can be no assurances that this will happen, and as a result could put considerable strain on the management and cash needs of the company if the company has to build out and operate these stores.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at September 30, 2006 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

A law suit has been filed against one of the franchise owned stores and the company, and a director of the company has been named in the law suit. A cup of hot coffee was spilt and thus burned a minor child. The Company has insurance to cover such law suits and thus it has been determined that no provision for expenses need be made in the companies books at this time. as been. The insurance company is expecting to settle this dispute out of court. no other legal proceeds exist against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, besides mentioned above, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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

Date: November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clive Barwin
Clive Barwin	President, CEO, Secretary and Director	November 14, 2006

/s/ Brandon Barwin
Brandon Barwin	Vice President and Director	November 14, 2006