Form 10QSB/A
period 2006-06-30
MELT INC
filed 2007-03-30
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

22912 Mill Creek Dr., Suite D, Laguna Hills, CA
(Address of principal executive offices)

949-707-0456
(Issuer's telephone number)

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

CW1133201.1

Item 1.  Financial Statements.

It is the opinion of management that the interim restated consolidated financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and December 31, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS
	June 30, 2006	December 31, 2005
	Restated (Unaudited)
CURRENT ASSETS

Cash	$587,555	$220,672
Receivables	244,846	205,724
Inventory	-	63,000
Prepaid expenses	-	8,688

Total Current Assets	832,401	498,084

FIXED ASSETS, NET	22,868	206,300

OTHER ASSETS

Trademark, net	1,527	1,815
Construction in process	85,572	-
Deposits	180,317	15,000

Total Other Assets	267,416	16,815

ASSETS OF DISCONTINUED OPERATIONS (NOTE 5)	372,408	397,079

TOTAL ASSETS	$1,495,093	$1,118,278

The accompanying notes are an integral part of these restated consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	June 30, 2006	December 31, 2005
	Restated (Unaudited)
CURRENT LIABILITIES

Accounts payable & accrued expenses	$156,583	$81,810
Accrued management fees – related party	58,000	46,000
Notes payable - related party	225,659	224,000
Accrued interest - related party	30,658	25,570
Notes payable	156,703	42,000
Accrued interest	7,763	3,150
Equipment deposits	128,300	-
Deferred revenue	275,000	125,000

Total Current Liabilities	1,038,666	547,530

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 5)	85,066	32,625

TOTAL LIABILITIES	1,123,732	580,155

MINORITY INTEREST	141,359	181,827

STOCKHOLDERS’ EQUITY

Common stock; $0.001 par value, 100,000,000 shares authorized, 20,280,000 shares issued and outstanding	20,280	20,280
Additional paid-in capital	1,077,937	1,077,937
Accumulated deficit	(868,215)	(741,921)

Total Stockholders’ Equity	230,002	356,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,495,093	$1,118,278

The accompanying notes are an integral part of these restated consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	Restated		Restated
REVENUES
Food and supplies	$233,801	$107,173	$484,617	$268,185
Franchise fees	75,000	-	75,000	-
Equipment	12,459	-	159,929	-
Royalty and marketing fees	37,968	7,137	62,932	14,274
Miscellaneous	5,196	-	57,654	-

Total Revenues	364,424	114,310	840,132	282,459

COST OF SALES	179,352	38,398	564,172	90,351

GROSS PROFIT	185,072	75,913	275,960	192,108

EXPENSES

Depreciation and amortization	7,512	16,317	18,816	32,444
Professional fees	27,651	31,050	55,428	88,048
Rent	14,869	22,023	34,106	54,727
Salaries and wages	65,327	27,509	121,501	69,503
Management fees	30,150	26,500	55,650	48,500
General and administrative	114,873	29,925	154,393	49,655

Total Expenses	260,382	153,324	439,894	342,877

LOSS FROM OPERATIONS	(75,310)	(77,412)	(163,934)	(150,769)

OTHER INCOME (EXPENSES)

Interest expense	(8,154)	(81,782)	(14,204)	(90,251)
Interest income	655	-	655	-
Gain on sale of fixed assets	91,657	-	91,657	-

Total Other Income (Expense)	84,158	(81,782)	78,108	(90,251)

INCOME (LOSS) BEFORE MINORITY INTEREST, DISCONTINUED OPERATIONS AND INCOME TAXES	8,848	(159,194)	(85,826)	(241,020)

MINORITY INTEREST	17,781	8,154	40,468	22,180

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	26,629	(151,040)	(45,358)	(218,840)

INCOME (LOSS) ON DISCONTINUED OPERATIONS (NOTE 5)	$(35,561)	$(19,305)	$(80,936)	$(44,360)

The accompanying notes are an integral part of these restated consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
	Restated		Restated
LOSS BEFORE INCOME TAXES	(8,932)	(170,345)	(126,294)	(263,200)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(8,932)	$(170,345)	$(126,294)	$(263,200)
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE:

Income (loss) per share on continuing operations	$0.00	$(0.01)	$(0.00)	$(0.01)

Loss per share on discontinued Operations	(0.00)	(0.00)	(0.01)	(0.00)

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,280,000	19,660,000	20,280,0000	19,660,000
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,210,000

The accompanying notes are an integral part of these restated consolidated financial statements.

6

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit
Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)

Net loss for the six months ended June 30, 2006 - restated (unaudited)	-	-	-	(126,294)

Balance, June 30, 2006 - restated (unaudited)	20,280,000	$20,280	$1,077,937	$(868,215)

The accompanying notes are an integral part of these restated consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES	Restated

Net loss	$(126,294)	$(263,200)
Items to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	18,817	32,396
Depreciation and amortization - discontinued	35,106	35,058
Minority interest	(40,468)	(22,180)
Gain on sale of fixed assets	(91,657)	-
Beneficial conversion	-	66,667
Changes in operating assets and liabilities:
(Increase) in receivables	(39,122)	-
(Increase) in receivables – discontinued	(4,437)	-
Decrease in supplies and inventory	63,000	10,699
(Increase) in supplies and inventory - discontinued	(1,685)	(2,225)
Decrease in prepaid expenses	8,688	3,586
(Increase) in prepaid expenses - discontinued	-	(4,517
(Increase) in deposits	(165,317)	(512)
(Increase) in deposits – discontinued	-	(11,510)
(Increase) in trademark	-	(1,150)
Increase (decrease) in accounts payable and accrued expenses	72,153	(88,027)
Increase (decrease) in accounts payable and accrued expenses - discontinued	59,675	(1,288)
(Decrease) in accounts payable – related party	-	(20,800)
Increase in interest payable – related party	5,088	13,638
Increase in funds held on deposit	-	29,000
Increase in management fees payable	12,000	32,000
Increase in deferred revenue	150,000	-
Increase in equipment deposits	128,300	-

Net Cash Provided (Used) by Operating Activities	83,847	(192,365)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	276,900	54,969
Purchases of fixed assets and construction in process	(107,712)	(88,279)
Purchases of fixed assets - discontinued	-	(1,800)

Net Cash Provided (Used) by Investing Activities	169,188	(35,110)

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in minority interest	-	20,000
Payments on notes payable – related party	(24,000)	-
Proceeds from notes payable	114,703	192,000
Proceeds from notes payable –related party	25,659	35,357

Net Cash Provided by Financing Activities	$116,362	$247,357

The accompanying notes are an integral part of these restated consolidated financial statements.

8

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Six Months Ended
	June 30,
	2006	2005

INCREASE IN CASH	369,397	19,882

CASH AT BEGINNING OF PERIOD	245,064	94,981

CASH AT END OF PERIOD	$614,461	$114,863

CASH PAID FOR:

Interest	$3,250	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these restated consolidated financial statements.

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited restated consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial principles have been omitted in accordance with such rules and regulations. The information furnished in the interim restated consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim restated consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2005 and June 30, 2006, is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value
Outstanding, December 31, 2005	930,000	$0.75	$0.75
Outstanding, June 30, 2006	930,000	$0.75	$0.75
Exercisable, June 30, 2006	930,000	$0.75	$0.75

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 3 -			OUTSTANDING STOCK PURCHASE WARRANTS (CONTINUED)
	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	6/30/06	Life	Price	6/30/06	Price

$0.75	930,000	1.88	$0.75	930,000	$0.75
NOTE 4 -	CORRECTION OF AN ERROR

Subsequent to the issuance of the June 30, 2006 consolidated financial statements, the Company discovered an error in the way it has been recognizing franchise fee revenue. As a result, the Company revised its franchise fee revenue recognition policy to recognize franchise fees as income when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Previously, the Company recognized the revenue when the franchisee signed the franchise agreement and paid the fee.

The following is a summary of the impact of the correction on the balance sheet as of June 30, 2006 and the statement of operations for the six months ended June 30, 2006:

	As Reported	Adjustment	As Adjusted
BALANCE SHEET

Deferred revenue	$150,000	$125,000	$275,000
Total Current Liabilities	913,666	125,000	1,038,666
INCOME STATEMENT
Franchise Fees	$200,000	$(125,000)	$75,000
Total Revenues	965,132	(125,000)	840,132
NET LOSS	$(1,294)	$(125,000)	$(126,294)
NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

June 30, 2006 and December 31, 2005

NOTE 5 -	SUBSEQUENT SALE OF SUBSIDIARY

On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000. A cash payment of $50,000 was received upon closing and a receivable of $95,000 was recorded at September 30, 2006. Upon close of the sale, the Company recognized a loss on sale of assets of $22,149.

All assets, liabilities and operating results of Villa Melt, LLC are included in discontinued operations as of June 30, 2006 and 2005. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES	$137,275	$156,797	$236,889	$299,099

COST OF SALES	68,133	51,580	69,989	96,787

GROSS PROFIT	69,177	105,217	166,900	202,312
EXPENSES

Depreciation and amortization	17,553	17,591	35,106	35,058
Professional fees	-	500	-	500
Rent	38,192	37,889	76,401	75,351
Salaries and wages	29,260	43,366	86,670	88,177
General and administrative	19,652	25,176	49,613	47,586
Total Expenses	104,657	124,522	247,790	246,672
(LOSS) FROM OPERATIONS	(35,515)	(19,305)	(80,890)	(44,360)
OTHER EXPENSE
Interest expense	46	-	46	-
Total Other Expense	46	-	46	-
(LOSS) FROM DISCONTINUED OPERATIONS	$(35,561)	$(19,305)	$(80,936)	$(44,360)

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

You should read the following discussion of our financial condition and results of operations together with the unaudited restated consolidated financial statements and the notes to unaudited restated consolidated financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

RESULTS OF OPERATIONS

Six Months ending June 30, 2006

The period covered by our unaudited restated consolidated financial statements is for the six months ended June 30, 2006 during which time we generated $840,132 in revenue from continuing operations, realized a loss of $45,358 from continuing operations and incurred a net loss of $126,294. During the same period last year we generated $282,459 in revenue from continuing operations, incurred a loss of $218,840 from continuing operations and incurred a total loss of $263,200. The revenue was generated from sales made through our retail stores, from franchise fees, from revenue generated in royalty revenues, food and supplies sold to our franchise owned stores and from revenue generated from the sale of equipment to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food, equipment, and supplies sold to franchise owned stores. Cost of sales from continuing operations amounted to $564,172 or 67% and $90,351 or 32% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food, equipment, and supplies, which to our franchise owned stores is lower than sales made to company owned stores. Rental expenses for the retail stores amounted to $34,106 or 4% of sales and $54,727 or 19% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores. Salaries and wages amounted to $121,501 or 14% of sales and $69,503 or 25% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores. General and administrative expenses amounted to $154,393 or 18% of sales and $49,655 or 18% of sales for the same period last year.

Subsequent to June 30, 2006 on August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary, Villa Melt, LLC to the remaining interest holders for $145,000. Accordingly, all assets, liabilities, and operating results of Villa Melt LLC are included in discontinued operations as of June 30, 2006 and 2005. Assets from discontinued operations at June 30, 2006 totaled $372,408, liabilities from discontinued operations totaled $85,066 and the loss from discontinued operations totaled $80,936 for the six months ended June 30, 2006. During the same period last year the Company incurred a loss from discontinued operations of $44,360.

During the period two franchise owned stores opened, the first in Simi Valley, CA and the second in Valencia, CA.

Three Months ending June 30, 2006

The period covered by our unaudited restated consolidated financial statements is also for the three months ended June 30, 2006 during which time we generated $364,424 in revenue from continuing operations, realized income of $26,629 from continuing operations and incurred a net loss of $8,932. During the same period last year we generated $114,310 in revenue from continuing operations, realized a loss of $151,040 from continuing operations and incurred a net loss from operations of $170,345. The revenue was generated from sales of food, supplies and equipment to our franchisees, from franchise fees, and from revenue generated in royalty revenues. The increase in revenues for the current period was largely due to franchise fees, and food, supplies, and equipment sold to franchise owned stores. Cost of sales from continuing operations amounted to $179,352 or 49% and $38,398 or 34% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food, supplies and equipment, which to our franchise owned stores is lower than sales made to company owned stores. Rental expenses for the retail stores amounted to $14,869 or 4% of sales and $22,023 or 19% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores. Salaries and wages amounted to $65,327 or 18% of sales and $27,509 or 24% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores. General and administrative expenses amounted to $114,873 or 32% of sales and $29,925 or 26% of sales for the same period last year. Our net loss for the three month period ended June 30, 2006 was $8,932, compared to a net loss of $170,345 for the corresponding prior period. The change was principally as a result of income from operations as noted above, the decrease in interest expenses from $81,782 to $8,154 and a gain on the sale of fixed assets of $91,657.

The loss from discontinued operations totaled $35,561 for the three months ended June 30, 2006. During the same period last year the Company incurred a loss from discontinued operations of $19,305.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006 we had $587,555 cash on hand from continuing operations, $26,906 from discontinued operations and a working capital deficit of $206,265. As of June 30, 2006 our total current assets from continuing operations were $832,401, assets from discontinued operations were $372,408 and our total assets were $1,495,093. At June 30, 2006 our total liabilities were $1,123,732, of which $1,038,666 were considered to be current and $85,066 were from discontinued operations. We also had minority interest of $141,359 at June 30, 2006.

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

FUTURE OPERATIONS

Recent Changes

On August 22, 2006 the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC. (See Note 5 to the restated consolidated financial statements) This decision marked a change in how the company will grow going forward. With the consummation of this transaction, the company no longer owns any gelato and crepe cafes. This strategy change to be a franchisor only was based on the success of the owner operator aspect of the franchise system. In the future, the company may have to operate some stores to seed new markets, but the intent is to sell those stores quickly.

Immediate Objectives

Our primary objective during the 52 week period ending June 30, 2007 will be to greatly increase the number of franchise owned and operated stores across the country. We will expand our footprint in Arizona and open new states including Ohio, New Jersey, Massachusetts, Connecticut, New York, and Illinois.

Retail Locations

As at June 30, 2006 we have seven stores operating as franchised stores and we have subsequesntly opened another 9 new franchised owned stores. By December 31, 2007, we plan on opening 16 new franchised owned stores

Cash Requirements

Presently, our cash position is sufficient to fund our normal operating expenses through mid year. Management projects that we will require at least $2,500,000 to fund our operations and proposed capital expansion program over the next twelve months.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2006 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation. Even though we are presenting unaudited restated consolidated financial statements, management believes that the control procedures remain effective. The nature of the restatement is caused by a change in our revenue recognition policy and not by a failure to follow our policy. Our accounting was in accordance with our revenue recognition policy and upon changing our policy we initiated this restatement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
(10)	Material Contracts
10.1	Lease Agreement between Melt (California) Inc. and Westfield Corporation Inc., dated October 14, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.2	Supply Agreement between Melt (California) Inc. and P.G.I. of Saugatuk, Inc., dated September 30, 2003 (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003)
10.3	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005)
10.4	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005)
(14)	Code of Ethics
14.1	Code of Ethics of the company (incorporated by reference from our Form 10-KSB, filed on March 30, 2004)
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Villa Melt LLC Melt Franchasing LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification under Sarbanes-Oxley Act of 2002
31.2	Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification under Sarbanes-Oxley Act of 2002
32.2	Certification under Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

By: /s/ Clive Barwin

Clive Barwin, President, CEO, Secretary and Director

(Principal Executive Officer)

Date: March 29, 2007

By: /s/ Scott M. Miller

Scott M. Miller, Chief Financial Officer and Executive Vice President

(Principal Financial Officer and Principal Accounting Officer)

Date: March 29, 2007

