Form 10QSB/A
period 2006-09-30
MELT INC
filed 2007-03-30
CIK 1267612

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

Yes ☐     No [X ]

Item 1.  Financial Statements.

It is the opinion of management that the interim restated consolidated financial statements for the quarter ended September 30, 2006 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

RESTATED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and December 31, 2005

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2006	2005
	Restated
	(Unaudited)
CURRENT ASSETS

Cash	$416,819	$220,672
Receivables	687,594	205,724
Receivable on sale of subsidiary	95,000	-
Inventory	5,689	63,000
Construction in process	767,827	-
Prepaid expenses	64	8,688

Total Current Assets	1,972,993	498,084

FIXED ASSETS, NET	32,965	206,300

OTHER ASSETS

Trademark, net	1,383	1,815
Deposits	141,952	15,000

Total Other Assets	143,335	16,815

ASSETS OF DISCONTINUED OPERATIONS (NOTE 5)	-	397,079

TOTAL ASSETS	$2,149,293	$1,118,278

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	Restated
	(Unaudited)

CURRENT LIABILITIES

Accounts payable & accrued expenses	$749,006	$81,810
Accrued management fees – related party	64,000	46,000
Notes payable - related party	217,164	224,000
Accrued interest - related party	35,659	25,570
Notes payable	155,816	42,000
Accrued interest	8,813	3,150
Construction deposits	341,245	-
Deferred revenue	450,000	125,000

Total Current Liabilities	2,021,703	547,530

LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 5)	-	32,625

TOTAL LIABILITIES	2,021,703	580,155

MINORITY INTEREST	-	181,827

STOCKHOLDERS’ EQUITY

Common stock; $0.001 par value, 100,000,000
shares authorized, 20,280,000 shares issued
and outstanding	20,280	20,280
Additional paid-in capital	1,077,937	1,077,937
Accumulated deficit	(970,627)	(741,921)

Total Stockholders’ Equity	127,590	356,296

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,149,293	$1,118,278

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30
	2006	2005	2006	2005
REVENUES	Restated		Restated

Food and supplies	$229,387	$91,643	$714,004	$359,828
Franchise fees	100,000	100,000	175,000	100,000
Equipment and store sales	807,945	386,761	967,874	386,761
Royalty and marketing fees	49,203	21,481	112,135	35,755
Miscellaneous finders and
professional fees	112,238	-	169,892	-

Total Revenues	1,298,773	599,885	2,138,905	882,344

COST OF SALES	1,044,257	311,143	1,608,429	401,494

GROSS PROFIT	254,516	288,742	530,476	480,850

EXPENSES

Depreciation and amortization	1,838	1,151	20,654	33,594
Professional fees	44,645	22,649	100,073	110,697
Rent	7,098	20,724	41,204	75,451
Salaries and wages	57,369	21,756	178,870	91,259
Management fees	27,600	27,500	83,250	76,000
General and administrative	174,423	38,701	328,816	85,666

Total Expenses	312,973	132,481	752,867	472,667

INCOME (LOSS) FROM OPERATIONS	(58,457)	156,261	(222,391)	8,183

OTHER INCOME (EXPENSES)

Interest expense	(9,551)	(2,940)	(23,755)	(93,191)
Interest income	2,855	-	3,510	-
Loss on sale of fixed assets	-	(32,747)	-	(32,747)
Gain on sale of fixed assets	-	11,350	91,657	11,350

Total Other Income (Expense)	(6,696)	(24,337)	71,412	(114,588)

INCOME (LOSS) BEFORE MINORITY
INTEREST, DISCONTINUED
OPERATIONS AND INCOME TAXES	(65,131)	131,924	(150,979)	(106,405)

MINORITY INTEREST	15,110	13,065	55,578	35,245

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	$(50,043)	$144,989	$(95,401)	$(71,160)

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30
	2006	2005	2006	2005
	Restated		Restated

Loss on sale of subsidiary	$(22,149)	$-	$(22,149)	$-
Loss from discontinued operations	(30,220)	(23,441)	(111,156)	(67,802)

TOTAL LOSS FROM DISCONTINUED	(52,369)	(23,441)	(133,305)	(67,802)
OPERATIONS

INCOME (LOSS) BEFORE INCOME	(102,412)	121,548	(228,706)	(138,962)
TAXES

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(102,412)	$121,548	$(228,706)	$(138,962)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE:

Income (loss) per share on continuing
operations	$(0.00)	$0.01	$(0.01)	$(0.01)

(Loss) per share on discontinued
Operations	(0.01)	(0.00)	(0.00)	(0.00)

Net income (loss) per share	$(0.01)	$0.01	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	20,280,000	19,660,000	20,280,000	19,660,000

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING		19,660,000

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit

Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$(741,921)

Net loss for the Nine months
ended September 30, 2006 -
restated (unaudited)	-	-	-	(228,706)

Balance, September 30, 2006 -
restated (unaudited)	20,280,000	$20,280	$1,077,937	$(970,627)

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(228,706)	$(138,962)
Items to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	20,655	34,377
Depreciation – discontinued	46,808	57,152
Minority interest	(55,578)	(35,245)
Loss on sale of subsidiary	22,149	-
Gain on sale of fixed assets	(91,657)	-
Beneficial conversion	-	66,667
Changes in operating assets and liabilities:
(Increase) in receivables	(386,870)	(136,864)
Decrease in supplies and inventory	57,311	744
Decrease in supplies and inventory – discontinued	1,565	11,516
(Increase) decrease in prepaid expenses	8,624	(586)
Increase) in prepaid expenses - discontinued	(4,517)	-
(Increase) decrease in deposits	(126,952)	6,988
(Increase) in trademark	-	(1,150)
Increase (decrease) in accounts payable
and accrued expenses	699,107	(105,135)
Increase (decrease) in accounts payable
and accrued expenses – discontinued	(27,305)	15,002
(Decrease) in accounts payable – related party	-	(20,800)
Increase in interest payable	5,663	-
Increase in interest payable – related party	10,089	16,578
Increase in management fees	18,000	40,000
Increase in deferred revenue	325,000	-
(Increase) in construction in process	(767,827)	-
Increase in construction deposits	341,245	-

Net Cash (Used) by Operating Activities	(133,196)	(189,718)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of subsidiary	50,000	-
Purchase of fixed assets	(33,929)	-
(Increase) in receivable for sale of subsidiary	(95,000)	-
Proceeds from sale of fixed assets	276,900	114,118

Net Cash Provided by Investing Activities	197,971	114,118

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in minority interest	-	15,000
Payments on notes payable	(887)	-
Payments on notes payable – related party	(32,495)	-
Proceeds from notes payable	114,703	192,000
Proceeds from notes payable –related party	25,659	50,911

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2006	2005
	Restated

Net Cash Provided by Financing Activities	$106,980	$257,911

INCREASE IN CASH	171,755	182,311

CASH AT BEGINNING OF PERIOD	245,064	94,981

CASH AT END OF PERIOD	$416,819	$277,292

Cash from continuing operations	416,819	266,402
Cash from discontinued operations	-	10,890

CASH AT END OF PERIOD	$416,819	$277,292

CASH PAID FOR:

Interest	$3,250	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the restated consolidated financial statements

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

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

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

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

NOTE 3 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock warrants as of December 31, 2005, and September 30, 2006, is presented below:

		Weighted	Weighted
	Options	Average	Average
	Warrants	Price	Fair Value

Outstanding, December 31, 2005	930,000	$0.75	$0.75

Outstanding, September 30, 2006	930,000	$0.75	$0.75

Exercisable, September 30, 2006	930,000	$0.75	$0.75

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	9/30/06	Life	Price	9/30/06	Price

$ 0.75	930,000	1.88	$ 0.75	930,000	$ 0.75

NOTE 4 -	CORRECTION OF AN ERROR

Subsequent to the issuance of the September 30, 2006 consolidated financial statements, the Company discovered an error in the way it has been recognizing franchise fee revenue. As a result, the Company revised its franchise fee revenue recognition policy to recognize franchise fees as income when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Previously, the Company recognized the revenue when the franchisee signed the franchise agreement and paid the fee.

The following is a summary of the impact of the correction on the balance sheet as of September 30, 2006 and the statement of operations for the nine months ended September 30, 2006:

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 4 -	CORRECTION OF AN ERROR (CONTINUED)

	As		As
	Reported	Adjustment	Adjusted
BALANCE SHEET

Deferred revenue	$75,000	$375,000	$450,000

Total Current Liabilities	1,646,703	375,000	2,021,703

INCOME STATEMENT

Franchise fees	$550,000	$(375,000)	$175,000

Total Revenues	2,513,905	(375,000)	2,138,906

NET INCOME (LOSS)	$146,294	$(375,000)	$(228,706)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)

NOTE 5 -	SALE OF SUBSIDIARY

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

All operating results of Villa Melt, LLC are included in discontinued operations as of September 30, 2006 and September 30, 2005. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUES	$75,583	$147,654	$312,472	$446,753

COST OF SALES	29,003	44,078	99,992	140,865

GROSS PROFIT	46,580	103,576	212,480	305,888

EXPENSES

Depreciation and
amortization	11,702	14,901	46,808	49,959
Professional fees	1,520	175	1,520	675
Rent	20,944	37,625	97,345	112,976
Salaries and wages	23,356	41,229	112,026	129,406
General and
administrative	17,728	32,856	65,891	80,443

MELT INC. AND SUBSIDIARIES

Notes to the Restated Consolidated Financial Statements

September 30, 2006 and December 31, 2005

NOTE 5 -	SALE OF SUBSIDIARY (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total Expenses	$76,800	$126,786	$323,590	$373,459

(LOSS) FROM
OPERATIONS	(30,220)	(23,210)	(111,110)	(67,571)

OTHER EXPENSE

Interest expense	-	231	46	231

Total Other
Expense	-	231	46	231

(LOSS) FROM
DISCONTINUED
OPERATIONS	$(30,220)	$(23,441)	$(111,156)	$(67,802)

NOTE 6 -	SUBSEQUENT EVENTS

During October 2006, the Company sold 1,800,000 restricted shares of common stock together with warrants to purchase 900,000 shares of common stock. The shares of common stock were sold at a price of $0.75 per share, providing the Company $1,350,000 in gross proceeds. The warrants have an exercise price of $0.90 per share if issued in the first year. If issued within the second year, the warrants have an exercise price of $1.00. The warrants expire October 31, 2008.

During October 2006, the Company collected $45,000 of the $95,000 receivable for the sale of Villa Melt, LLC (see Note 5).

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

RESULTS OF OPERATIONS

Nine Months ending September 30, 2006

The period covered by our restated unaudited consolidated financial statements is for the nine months ended September 30, 2006 during which time we generated $2,138,905 in revenue from continuing operations, realized a net loss before discontinued operations of $95,401 and incurred a net loss of $228,706. During the same period last year we generated $882,344 in revenue from continuing operations, realized a net loss from continuing operations of $71,160 and incurred a net loss of $138,962. The revenue was generated from franchise fees, from revenue generated in royalty revenues, from food and supplies sold to our franchise owned stores and from revenue generated from the sale of equipment and build out of stores to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food and supplies sold to franchise owned stores, from the sale of equipment to franchisee’s and from proceeds generated from building out franchise owned stores. Cost of sales from continuing operations amounted to $1,608,429, resulting in gross profit from continuing operations of $530,476, or 25% compared to cost of sales of $401,494, resulting in gross profit from continuing operations of $480,850, or 55% for the same period last year. The percentage decrease is due to the change in the sales mix and margins on sales of food and equipment and store build outs. Rental expenses from continuing operations for the retail stores amounted to $41,204 or 2% of sales and $75,451 or 9% of sales for the same period last year. The decrease is due to increase in sales to franchise owned stores and due to the sale of corporate owned stores. Salaries and wages from continuing operations amounted to $178,870 or 8% of sales and $91,259 or 10% of sales for the same period last year. The percentage decrease is due to increase in sales made to franchise owned stores, and due to the sale of corporate owned stores. General and administrative expenses from continuing operations amounted to $328,816 or 15% of sales and $85,666 or 10% of sales for the same period last year.

During the period four franchise owned stores opened, the first in El Cajon, CA, the second in Lakewood, CA, the third in Paradise Valley, AZ and the fourth in San Francisco, CA. The opening of the Arizona and San Francisco stores marks the beginning of the Company’s expansion outside of Southern California

Three Months ending September 30, 2006

The period covered by our restated unaudited consolidated financial statements is also for the three months ended September 30, 2006 during which time we generated $1,298,773 in revenue from continuing operations, realized a loss of $50,043 before discontinued operations, and incurred a net loss of $102,412. During the same period last year we generated $599,885 in revenue from continuing operations recognized income of $144,989 before discontinued operations and realized net income of $121,548. The revenue was generated from sales made through our retail stores, from franchise fees, from royalty revenues, food and supplies sold to our franchise owned stores and from the sale of equipment to our franchisees and build out of franchise owned stores. The increase in revenues for the current period was largely due to the build out of the Arizona and San Francisco stores as well as increased franchise fees and food and supplies sold to franchise owned stores. Cost of sales from continuing operations amounted to $1,044,257, resulting in gross profit from continuing operations of $254,516, or 20% compared to cost of sales of $311,143, resulting in gross profit from continuing operations of $288,742, or 48% for the same period last year. The percentage increase is due to the change in the sales mix and margins on sales of food and equipment and building out franchise owned stores. Rental expenses from continuing operations for the retail stores amounted to $7,098 or 1% of sales and $20,724 or 3% of sales for the same period last year. The decrease is due to the sale of our corporate owned stores. Salaries and wages from continuing operations amounted to $57,369 or 4% of sales and $21,756 or 4% of sales for the same period last year. General and administrative expenses from continuing operations amounted to $174,423 or 13% of sales and $38,701 or 6% of sales for the same period last year.

The loss from discontinued operations totaled $30,220 for the three months ended September 30, 2006. During the same period last year the Company incurred a loss from discontinued operations of $23,441.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006 we had $416,819 cash on hand and a working capital deficit of $48,710. As of September 30, 2006 our total current assets were $1,972,993, and our total assets were $2,149,293.

At September 30, 2006 our total liabilities were $2,021,703, of which all were considered to be current.

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

Immediate Objectives

Our primary objective during the 52 week period ending September 30, 2007 will be to greatly increase the number of franchise owned and operated stores, in California, and to expand across the county into Ohio, New Jersey, Massachusetts, New York, Connecticut, and Illinois.

Retail Locations

As at September 30, 2006, we have 11 stores operating as franchised stores and have subsequently opened 5 additional franchised stores. We opened four new franchise owned stores this quarter and sold two corporate owned stores when we sold our 50% stake in Villa Melt Inc. By December 31, 2007 we plan on opening 16 new franchised owned stores.

Cash Requirements

Presently, our cash is sufficient to fund our normal operating expenses through mid year. Management projects that we will require at least $2,500,000 to fund our operations and proposed capital expansion program over the next twelve months.

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

*Attached herewith

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