Form 10KSB
period 2006-12-31
MELT INC
filed 2007-03-30
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from [	] to [	]

Commission file number  333-109990

MELT, INC.
(Name of small business issuer in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22912 Mill Creek Dr., Suite D, Laguna Hills, CA 92653	92592
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number  949-707-0456

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

State issuer's revenues for its most recent fiscal year.  $3,814,563

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

15,390,000 common shares at $0.40(1) per common share = $6,156,000.

(1) Average of bid and ask closing prices on March 12, 2007.

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

21,200,000 common shares issued and outstanding as of March 12, 2007.

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

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒.

PART I

Item 1.	Description of Business.

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

As used in this annual report, the terms "we", "us", "our" and "Melt" mean Melt, Inc. our wholly-owned subsidiaries, Melt (California) Inc. and Melt Franchising LLC. The term “Melt CA” refers to Melt (California) Inc., and the term “Melt Franchising” refers to Melt Franchising LLC, unless otherwise indicated.

Corporate History

We were incorporated in the State of Nevada on July 18, 2003 with the intention to commence operations as a gelato bar and coffee shop through our wholly-owned subsidiary, Melt CA. Our wholly-owned subsidiary, Melt CA, was incorporated in the State of California on August 6, 2003 and our wholly-owned subsidiary Melt Franchising LLC was incorporated in the state of Nevada on February 26, 2005. Melt Franchising is responsible for the sale and support of our franchisees. We opened our first retail outlet on November 28, 2003

On July 27, 2004 we incorporated Villa Melt LLC in the State of California for the purpose of operating retail gelato bars. Upon incorporation and until August 22, 2006, we owned 50% of the equity and a previous supplier of our company owned the other 50%. On August 22, 2006 we entered into an agreement with Dolci Dolci LLC wherein we agreed to sell our interest in Villa Melt LLC

Our Current Business

Through our wholly-owned subsidiary, Melt Franchising LLC, we franchise retail gelato bars and coffee shops under the name of "Melt-gelato italiano" and “Melt – gelato & crepe café”. Currently there no gelato bars are owned and operated by our company, at December 31, 2005 we had 3 gelato bars owned and operated by our company . Our main business strategy is in licensing our brand and business methodology to franchise owned and operated stores. To date we have 16 franchised owned and operated stores, 13 in California and 1 each in Arizona, Missouri, and Florida, at 31st December,2005 we had 2 franchise owned gelato bars all in California. As of March 12, 2007, we have entered into franchise agreements for an additional 24 stores.

Through our wholly-owned subsidiary, Melt CA, we managed the construction process, called the “store in the box” program, for several of our franchise locations that opened in 2006. Management intends to cease managing the construction of our stores, and make it the responsibility of the franchisee.

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

On March 21, 2005 we filed a Uniform Franchise Offering Circular (UFOC) which allowed our company to offer franchises in those states that do not require registration, and in California, Washington, Illinois, and New York which requires registration. As of April 2005 we embarked on an aggressive strategy to grow our business through the sale of franchises. We commenced marketing in California in July 2005 and have entered into 38 franchise agreements as of December 31, 2006.

On May 28, 2006, we entered into an Asset Purchase Agreement and Bill of Sale for our corporate owned store located in the Galleria at Tyler, Riverside, CA. As a result of this transaction, a gain on sale of the store and equipment, of $94,592 was recorded in the second quarter of 2006.

On August 22, 2006, the company entered into an agreement to sell its equity interest in its 50% subsidiary Villa Melt, LLC to the remaining share holders for $145,000. The Company recognized a loss on sale of assets of $22,149. With the sale of this subsidiary, the company no longer has any company operated locations.

Sources of Revenue

Our revenue is derived from several sources. 1) Revenue generated through the management of the construction of retail locations. 2) Initial franchise fees charged to new franchisees, and recurring royalties on sales made at franchisee owned and operated stores. We also sell products, services and equipment to franchise owned and operated stores.

Products

Our main products are Italian gelato and sorbetto, crepes, super smoothies, Italian coffee, Italian soda’s and pastries.

Principal Markets and target customer

In 2006 we opened 11 franchise owned and operated stores in California, Arizona, Florida, and Missouri. In 2007 we plan to further build out our existing markets and to expand into new markets such as Massachusetts, Connecticut, New Jersey, Ohio and Illinois. All of our locations are located in regional shopping malls so our customer is skewed towards a mall shopper. The broad based appeal of our product means our target customers include male and female, kids to grandparents with family incomes in excess of $55,000 and single incomes in excess of $30,000.

Principal Suppliers

We currently obtain our main products from two suppliers. We believe our suppliers have the capability to increase production to meet our needs now and in the future.

Competition

The retail confectionery industry is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products. However we believe that Italian gelato is a sector on its own within the frozen dairy industry and direct competition in this sector is limited to small businesses who own one to a few gelato bars.

Employees

As of March 12, 2007 we employ 12 full and part-time people. The majority of the employees work in our corporate support center, including 4 people in senior management roles. We are not subject to collective bargaining agreements and we consider relations with our employees to be excellent.

Our management roles are divided as follows:

President and Chief Executive Officer – Clive Barwin. , has responsibility for strategy and capital markets.

Vice-President (Operations) – Brandon Barwin, has direct responsibility for operations of franchise owned stores.

Executive Vice President and Chief Financial Officer – Scott M. Miller, has direct responsibility managing our corporate finances and planning and executing our financial objectives.

Executive Vice President of Development – Michael Zorehkey, has direct responsibility for new store openings, real estate procurement, and procuring new franchisees.

Growth Strategy

Our plan for the year ending 2007 includes opening 16 new franchise owned and operated stores in 8 states and in 2008 our plan includes opening 30 franchise owned stores. We anticipate that most of these openings will be in regional shopping malls.

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

Intellectual Property

Our company has registered or made an application to register the following service marks ‘Melt – gelato italiano” . “Melt – café & gelato bar” and “Melt – gelato and crepe café”. These measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of any third parties.

We do not rely on trade secrets to protect our intellectual property. We do not execute confidentially and non-disclosure agreements with our own staff, however, as part of our franchise agreement our franchisees are required to execute confidentially, non-disclosure and non-competition agreements. We believe our success depends on the knowledge, experience and commitment of our management team and on the success of our franchisees.

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

Our common shares are considered speculative as our business is still in an early growth stage of its development. Prospective investors should consider carefully the risk factors set out below.

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

Our officers and directors and their affiliate, in the aggregate, beneficially own 27.76% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 common shares, of which 21,200,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

Our executive and head offices are located at 22912 Mill Creek Drive, Suite D, Laguna Hills, CA 92653 . The offices are provided to us at $3,814 per month. This facility functions as our main administrative facility. We believe our current premises are adequate for our current management functions however we expect to lease new premises in the foreseeable future.

We have the following lease agreements for our retail locations. The Company has 11 noncancelable operating leases for current or future store locations in California, Pennsylvania, Ohio, Connecticut, New York, Massachusetts and Nevada. All of these leases have been entered into with the intention to eventually assign over to a franchisee. The leases have terms of up to 10 years, call for monthly rental payments of between $4,000 and $8,500 and are subject to annual consumer price index inflation increases. The leases contain no renewal options. Management intends to sublease or assign all of these leases to our franchisees for the respective locations.

The following is a schedule by years of minimum future rentals on noncancelable operating leases:

Year ended December 31:
2007	637,400
2008	659,500
2009	682,312
2010	706,848
2011	731,137
Thereafter	750,238
$4,167,435

All retail locations are of sufficient size and we do not anticipate expanding to larger locations in these centers.

Item 3.	Legal Proceedings.

On March 20, 2007, the Company filed for arbitration against its Florida franchisee seeking payment of past due obligations. The Company believe that the franchisee owes over $181,000. No discovery has been initiated and as such no reasonable assessment of outcome is possible. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.	Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2006.

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

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
December 31, 2006	$0.85	$0.75
September 30, 2006	$0.90	$0.65
June 30, 2006	$0.76	$0.65
March 31, 2006	$0.77	$0.76
December 31, 2005	$0.90	$0.50
September 30, 2005	$0.50	$0.50

(1)           Our common shares were initially approved for quotation on the OTC Bulletin Board on June 27, 2005 under the symbol “MLTC”.

Our common shares are issued in registered form. Nevada Agency & Trust Co., 50 West Liberty, Suite 800, Reno, NV 89501 (Telephone 775-322-0626, Facsimile 775-322-5623) is the registrar and transfer agent for our common shares. On March 12, 2007, the shareholders' list of our common shares showed 75 registered shareholders and 21,200,000 shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,000,000	N/A	3,000,000
Total	3,000,000	N/A	3,000,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2006.

Recent Sales of Unregistered Securities

On October 20, 2006, we completed a private placement of 920,000 units at 75c per unit to eight non-U.S. investors in the aggregate amount of $690,000. Each unit consists of one common share and one half of one common share purchase warrant. Each whole common share purchase warrant is exercisable for a period of two years at an exercise price of $0.90 in the first year and $1.00 in the second year, expiring on October 31, 2008.

We issued all of the 920,000 units to eight non U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 6.	Management’s Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2006 and December 31, 2005 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership, operation and franchising of gourmet Italian style ice cream and coffee shops (gelaterias), offering for sale Italian gelato (ice cream), crepes, super smoothies, coffee, Italian soda’s and related products, pastries and confections.

Our revenue consist of royalties earned from franchise owned retail stores, fees from franchised owned retail stores, and sale of products to franchise owned and operated stores, and the sale of equipment and construction services to franchisees. Our first store opened on November 28, 2003 in Palm Desert, California, our second store opened in Riverside, California on August 12, 2004, our third store opened in Montclair, California on September 11, 2004, and our fourth store opened in Orange, California on January 6, 2005. During fiscal 2006, we opened no corporate owned retail stores. Our first franchised store was opened in Glendale, California in November 2004, our second franchise owned store in Cerritos, California in August 2005, our third franchise store in Northridge, California in October 2005 and our forth franchise store in Redondo Beach, California in December 2005. During fiscal 2006, 11 new franchised stores were opened.

Results of Operations

For the year ended December 31, 2006 as compared to the year ended December 31, 2005:

Total revenue for the year ended December 31, 2006 was $3,814,563 from continuing operations compared to $1,169,240 for the year ended December 31, 2005, an increase of 226%. The increase in revenue is driven by two factors; first the company developed a “store in the box” program where it managed the construction of franchised owned stores. Since the company maintained the risk of loss (see note 1 h. revenue recognition) we accounted for this under the gross method and as a result delivered 153% of our sales gain. The rest of the revenue gain was driven by the increase in store count. During the period ending December 31, 2006 we opened no corporate owned stores and 11 franchise owned stores. During the year ended December 31, 2005 we opened one corporate owned store and three franchise stores. During 2006 we sold one corporate owned store to a franchisee and sold our interest in Villa Melt LLC which owned two corporate managed stores.

We posted a net loss from continuing operations of $967,984 for the year ended December 31, 2006 and a total net loss of $1,101,289 compared to a net loss from continuing operations of $127,147 and a total net loss of $206,550 for the year ended December 31, 2005. The principal increase in the net loss was due to the store in the box program which resulted in a loss of $218,170, bad debt expense of $129,674 and the addition of support center expenses to support the expansion plans of the company.

The company will cease to offer the box program effective immediately, however the company is still in the process of building out a few stores that we committed to during the 2006 fiscal year.

Cost of sales for continuing operations for the year ended December 31, 2006 amounted to $3,123,949 or 82% of sales compared to $264,554 or 23.6% for the year ended December 31, 2005. The increase in the cost of sales is directly related to our increase in sales and the store in the box program. The increase in percentage cost of sales to sales is due primarily to the store in the box program and also to the sales mix shifting from sales made by company owned stores to sales made by and to franchise owned stores. The store in the box program has cost of sales of 122%. Had this program not been initiated by management, cost of sales would have been 46%.

Salaries and wages from continuing operations amounted to $400,558 for the year ended December 31, 2006 as compared to $118,422. The increase is primarily due to the increase in head office support personnel hired to support the growth of the concept.

General and administrative expenses from continuing operations amounted to $290,864 for the year ended December 31, 2006 as compared to $115,217 for the year ended December 31, 2005. The increase is due to additional stores in operation, and infrastructure costs. Our general and administrative expenses consisted of travel expenses, office supplies, data processing, and miscellaneous expenses.

Marketing expenses from continuing operations amounted to $160,239 for the year ended December 31, 2006 as compared to $31,666 for the year ended December 31, 2005. The increase in expense was primarily driven by management’s hiring an investor relations firm and a public relations firm. Of the total expenses, $30,277 was expended on behalf of our franchisees.

Depreciation and amortization from continuing operations amounted to $22,321 for the year ended December 31, 2006 compared to $84,007 for the year ended December 31, 2005, the decrease is due to the sales of the Villa Melt LLC subsidiary. Depreciation and amortization from discontinued operations amounted to $46,808 for the year ended December 31, 2006 as compared to $70,133 for the year ended December 31, 2005.

Total expenses from continuing operations for the year ended December 31, 2006 were $4,812,325 compared to $1,203,129 for the year ended December 31, 2005, the increase is due to the store in the box program and the associated increase due to our revenue growth.

During the year ended December 31, 2006, we paid $72,450 in management fees to Brandon Barwin and have accrued $63,911 in management fees to Clive Barwin for the year ending December 31, 2006, compared to $75,000 paid to Brandon Barwin and $26,000 accrued to Clive Barwin for the year ended December 31, 2005.

We have incurred $174,354 in professional fees for the year ended December 31, 2006 and $114,975 for the period ended December 31, 2005. Of our professional fees, $46,323 in incurred for audit and accounting fees for the year ended December 31, 2006 and $66,612 in legal fees for the period ended December 31, 2006, primarily in connection with the preparation and filing of our reports required for SEC purposes. Legal were also expended to expand our UFOC to three additional registration states.

Financial Condition, Liquidity and Capital Resources

During the year ended December 31, 2006, net cash used by operations was $691,969 compared to cash used by operations of $139,171 for the year ended December 31, 2005. The increase in usage of cash was related to the large increase in net loss for the year from a loss of $206,550 for the year ended December 31, 2005 has increased to $1,101,289 for the year ended December 31, 2006. In 2006, to overcome this cash used by operations the Company sold 920,000 shares of stock and received proceeds of $690,000. (Please see item 5, page 11 for a discussion of the stock sale).

At December 31, 2006, we had working capital deficit of $304,567 compared to a deficit of $49,114 for the year ended December 31, 2005. The decrease was mainly due to a change in our revenue recognition policy which caused us to defer $550,000 in revenue and treat that as a current liability.

At December 31, 2006, our total assets were $2,353,743, of which $555,230 consisted of cash, $804,685 consisted of receivables, and $732,624 consisted of construction in process.

At December 31, 2006, our total liabilities were $2,408,736, all of which are considered current.

As at December 31, 2006, we borrowed $342,000 from two shareholders and one director.

Future Operations

Presently, we have insufficient revenue and cash flow to support our growth plan. Management is in the process of raising an additional $2,500,000 in capital. We believe this will be enough capital for our 2007 and 2008 growth plan.

Immediate Objectives

Our primary objective for the 12 month period ending December 31, 2007 will be to expand our franchise program into 5 new states, and secure new retail locations in all states that we operate. We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. To this extent we have hired a marketing firm out of CA. We also plan on introducing additional products into our stores during the second half of 2007.

Retail Locations

Our business plan for 2007 envisions opening 16 new franchise stores and no corporate owned stores for a total of 16 operating stores. The stores will range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1,200 square feet.

Promotion

Our primary promotional campaign when a new store opens is done by issuing two for the price of one promotional cards. We also provide and encourage free sample tasting of all our gelato and sorbetto flavors, and our super smoothies which allow prospective customers to taste and understand our product offering. During 2007 we plan on hiring a marketing firm to help us develop an annual marketing plan which will include period promotions. These promotions will include new product development and seasonal promotions. The goal will be to increase traffic in our stores and increase the average ticket per transaction. We also intend to develop and distribute a local store marketing guide to our franchisees so that they can also support their own unit with additional marketing.

Personnel

As of December 31, 2006, Clive Barwin, Brandon Barwin, Michael Zorehkey and Scott M. Miller are our key employees. These employees handle all of the responsibilities in the area of corporate administration, operations, business development and research. In addition, Clive Barwin, our President and Chief Executive Officer also provides us with capital raising services. We have 12 full-time employees to support our franchise locations and our future growth. In the 12 months ending December 31, 2007, we plan to raise our total number of full-time and part time employees by approximately 3 people. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have an impact to the Company's overall results of operations or financial position.

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

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, " Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact to the Company's overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 15, 2007.

Consolidated Audited Balance Sheet as at December 31, 2006.

Consolidated Audited Statements of Operations for the year ended December 31, 2006 and for the year ended December 31, 2005.

Consolidated Audited Statements of Changes in Stockholders' Equity for the year ended December 31, 2006 and for the year ended December 31, 2005.

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2006 and for the year ended December 31, 2005.

Notes to the Consolidated Financial Statements.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

F1

C O N T E N T S

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheet	F4

Consolidated Statements of Operations	F5

Consolidated Statements of Stockholders’ Equity (Deficit)	F6

Consolidated Statements of Cash Flows	F7

Notes to the Consolidated Financial Statements	F8

F2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Melt Inc. and Subsidiaries

Temecula, California

We have audited the accompanying consolidated balance sheet of Melt Inc. and Subsidiaries at December 31, 2006, and the related statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melt Inc. and Subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 15, 2007

F3

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheet

ASSETS
December 31, 2006
CURRENT ASSETS

Cash	$555,230
Receivables	804,685
Prepaid assets	7,500
Inventory	4,130
Construction in-process	732,624

Total Current Assets	2,104,169

FIXED ASSETS, NET (Note 2)	51,518

OTHER ASSETS

Trademark, Net	1,239
Deposit	196,817

Total Other Assets	198,056

TOTAL ASSETS	$2,353,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$870,058
Accrued expenses	192,498
Accrued management fees – related party (Note 3)	63,911
Notes payable- related party (Note 3)	242,000
Accrued interest - related party (Note 3)	40,328
Notes payable	113,239
Accrued interest	10,195
Construction deposits	326,507
Deferred revenue	550,000

Total Current Liabilities	2,408,736

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares authorized; 21,200,000 shares issued and outstanding	21,200
Additional paid-in capital	1,767,017
Accumulated deficit	(1,843,210)

Total Stockholders’ Equity (Deficit)	(54,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,353,743

The accompanying notes are an integral part of these consolidated financial statements

F4

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2006	2005
REVENUES

Franchise store construction/equipment sales	$1,791,725	$489,352
Food and beverage sales – franchise stores	969,835	72,895
Food and beverage sales – company stores	146,341	399,872
Franchise fees	325,000	100,000
Royalty and marketing fees	225,850	69,621
Gain on sale of corporate owned store	95,084	-
Miscellaneous finders and professional fees	260,728	37,500

Total Revenues	3,814,563	1,169,240

COST OF SALES

Franchise store construction/equipment costs	2,009,895	-
Cost of food and beverage – franchise stores	882,922	61,354
Cost of food and beverage – company stores	55,005	203,200
Miscellaneous finder and professional fee expense	176,127	-

Total Cost of Sales	3,123,949	264,554

GROSS PROFIT	690,614	904,686

EXPENSES

Materials and supplies	321,388	246,466
Marketing	160,239	31,666
Bad debt expense	129,674	-
Depreciation and amortization	22,321	84,007
Professional fees	174,354	114,975
Rent	92,528	93,575
Salaries and wages	400,558	118,422
Loss on disposal of fixed assets	-	32,747
Management fees	96,450	101,500
General and administrative expenses	290,864	115,217

Total Expenses	1,688,376	938,575

Total Costs and Expenses	4,812,325	1,203,129

(LOSS) FROM OPERATIONS	(997,762)	(33,889)

OTHER INCOME (EXPENSES)

Interest income	8,150	-
Interest expense	(33,950)	(150,387)

Total Other Income (Expenses)	$(25,800)	$(150,387)

The accompanying notes are an integral part of these consolidated financial statements

F5

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

	For the Year Ended December 31,
	2006	2005

LOSS BEFORE INCOME TAX EXPENSE	(1,023,562)	(184,276)

INCOME TAX EXPENSE	-	2,080

LOSS BEFORE MINORITY INTEREST	(1,023,562)	(186,356)

MINORITY SHARE OF LOSS	55,578	59,209

LOSS BEFORE DISCONTINUED OPERATIONS	$(967,984)	$(127,147)

LOSS BEFORE DISCONTINUED OPERATIONS	$(967,984)	$(127,147)

Loss on sale of subsidiary (Note 8)	(22,149)	-
Loss on discontinued operations (Note 8)	(111,156)	(79,403)

Total loss on discontinued operations	(133,305)	(79,403)

NET LOSS	$(1,101,289)	$(206,550)

BASIC AND DILUTED NET LOSS PER SHARE:

Loss per share on continuing operations	(0.05)	(0.01)
Loss per share on discontinued operations	(0.00)	(0.00)

Net loss per share	$(0.05)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,461,479	19,841,753

The accompanying notes are an integral part of these consolidated financial statements

F6

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit

	Shares	Amount

Balance, December 31, 2004	19,660,000	$19,660	$756,890	$(535,371)

Common stock issued for conversion of loan plus interest on September 15, 2005 at $0.3895 per share	620,000	620	240,630	-

Additional paid in capital due to beneficial conversion right of loan			80,417

Net loss for the year ended December 31, 2005	-	-	-	(206,550)

Balance, December 31, 2005	20,280,000	20,280	1,077,937	(741,921)

Common stock and warrants issued for cash at $0.75 per share	920,000	920	559,677	-

Value of warrants sold as part of common stock units	-	-	129,403	-

Net loss for the year ended December 31, 2006	-	-	-	(1,101,289)

Balance, December 31, 2006	21,200,000	$21,200	$1,767,017	$(1,843,210)

The accompanying notes are an integral part of these consolidated financial statements

F7

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,101,289)	$(206,550)
Adjustments to reconcile net loss to net cash used by operating activities:
Minority interest	(55,578)	(59,209)
Amortization and depreciation	22,321	84,007
Amortization and depreciation – discontinued	46,808	70,133
Bad debt expense	129,674	-
Loss on sale of subsidiary	22,149	-
(Gain) on sale of corporate owned store	(91,657)	-
Gain on disposal of fixed assets	-	(22,393)
Loss on disposal of fixed assets - discontinued	-	55,140
Beneficial conversion recognized	-	80,417
Changes in operating assets and liabilities:
(Increase) in construction work in-process	(732,624)	-
(Increase) in receivables	(583,635)	(205,724)
(Increase) decrease in supplies and inventory	58,870	(20,069)
Decrease in supplies and inventory - discontinued	1,565	1,990
(Increase) decrease in prepaid expenses	1,188	(8,688)
(Increase) decrease in prepaid expenses - discontinued	(4,517)	-
(Increase) in trademark	-	(1,150)
(Increase) in other assets	(181,817)	(8,262)
Decrease in other assets - discontinued	-	3,010
Increase (decrease) in deferred revenue	425,000	125,000
Increase (Decrease) in accounts payable	816,750	(21,697)
Increase (Decrease) in accounts payable - discontinued	(26,380)	(91,150)
Increase in accrued expenses	217,710	57,805
Increase in accrued expenses - discontinued	(925)	2,219
Increase in accrued management fees	17,911	26,000
Increase (Decrease) in construction deposits	326,507	-

Net Cash Used by Operating Activities	(691,969)	(139,171)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed assets	276,900	11,350
Disposal of fixed assets	-	53,503
Purchase of fixed assets	(54,004)	(13,964)
Purchase of fixed assets - discontinued	-	(1,637)

Net Cash Provided by Investing Activities	222,896	49,252

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in minority interest	-	27,500
Proceeds from notes payable	115,013	215,900
Payments on notes payable	(1,774)	-
Payments on notes payable – related parties	(24,000)	(3,398)
Proceeds from issuance of stock	690,000	-

Net Cash Provided by Financing Activities	779,239	240,002

The accompanying notes are an integral part of these consolidated financial statements

F8

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

	For the Year Ended December 31,
	2006	2005

NET INCREASE IN CASH	$310,166	$150,083

CASH AT BEGINNING OF YEAR	245,064	94,981

CASH AT END OF YEAR	$555,230	$245,064

CASH PAID FOR INTEREST	$8,846	$-
CASH PAID FOR INCOME TAXES	$-	$2,880

SCHEDULE OF NON-CASH FINANCE ACTIVITIES

Common stock issued for extinguishment of debt	$-	$241,250

The accompanying notes are an integral part of these consolidated financial statements

F9

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies of Melt Inc. and Subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Villa Melt LLC a partly owned subsidiary was organized on July 27, 2004 in the State of California. Villa Melt LLC operates two gourmet gelaterias in the State of California under the trade name Melt – Gelato Italiano. On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000 (see note 9).

Melt Franchising LLC a wholly owned subsidiary of Melt Inc was organized on February 2, 2005 under the laws of the State of Nevada. Melt Franchising LLC is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café. To-date Melt Franchising LLC has sold thirty-two franchises of which sixteen are operating, thirteen are in the design and construction stage and three are in the process of finding suitable locations to operate their stores. One franchisee who has a site has stopped construction on their location.

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

F10

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

	For the Year Ended December 31,
	2006	2005

Loss from continuing operations	$(967,984)	$(127,147)
Loss from discontinued operations	(133,305)	(79,403)

Net loss	$(1,101,289)	$(206,550)

Weighted average shares	20,461,479	19,841,753

Loss per share from continuing operations	$(0.05)	$(0.01)
Loss per share from discontinued operations	(0.00)	(0.00)

Net loss	$(0.05)	$(0.01)

The Company has excluded 1,390,000 common stock equivalents because they are anti-dilutive in nature.

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

F11

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

g. Income Taxes (continued)

	2006	2005
Deferred tax assets:
NOL Carryover	$628,100	$302,745
Accrued expenses	27,300	20,300

Deferred tax liabilities:
Depreciation	(3,600)	(34,600)

Valuation allowance	(651,800)	(288,445)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book Income	$(429,503)	$(80,555)
Related party accruals	9,360	16,376
Depreciation	7,340	41,513
State taxes	-	(312)
Impairment	-	(36,222)
Beneficial conversion	-	31,363
Stock for interest	-	16,088
Sale of assets	57,130	-
Management fees	6,985	-
Meals & entertainment	1,696	400
Valuation allowance	346,992	11,349
	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,600,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h. Revenue Recognition

The Company’s revenues are derived primarily from the operation of corporate owned retail stores and franchising activities, including revenue from store development, acquisition and construction services on behalf of its franchisees.

F12

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Food and Beverage

Revenue from the sale of food and beverages at corporate owned stores and to franchisees is recognized as products are sold and when all rights and obligations of the Company have been met.

Franchise Fee Revenue

The Company’s franchise agreements require an initial franchise fee of $25,000 and have seven year terms with two seven year options. The agreements also call for weekly royalty payments of six percent and a one percent marketing fee.

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. The Company opened 13 new franchise stores during the year ended December 31, 2006.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of December 31, 2006 the company maintained deferred revenue of $550,000. This represents 22 sites worth of franchise fees.

Build and Sale of Franchise Stores

Due to the short-term nature of the Company’s store construction contracts, the Company accounts for the build and sale of franchise stores in accordance with ARB 45 “Long-Term Construction-Type Contracts” using the completed-contract method, whereby, income is only recognized when the contract is completed, or substantially completed.  Accordingly, costs of contracts in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses.  A contract is regarded as substantially completed if remaining costs are not significant in amount.

Miscellaneous finder and professional fees revenue consists of services performed by the Company for franchise store design, lease review and site finders fees. The revenue from these professional fees is recognized as services are performed and when all rights and obligations of the Company have been met.

F13

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

i. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from the sale of products and services to franchisees for store construction. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts was $78,254, while bad debt expense totaled $129,674 and $0 for the years ended December 31, 2006 and 2005, respectively.

j. Newly Issued Accounting Pronouncements

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS 154 did not have an impact to the Company's overall results of operations or financial position.

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

In March of 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140” (SFAS 156). SFAS 156 amends SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities a replacement of FASB Statement No. 125," with respect

F14

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements (Continued)

to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities, and (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. SFAS 156 is effective for all servicing assets and liabilities as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The effect of adoption of SFAS 156 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (FIN 48) – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The effect of adoption of FIN 48 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, " Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have an impact to the Company's overall results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and

F15

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements (Continued)

certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis, is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial position and results of operations.

k. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the years ended December 31, 2006 and 2005 was $163,639 and $31,666, respectively.

l. Share Based Payment

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued.

m. Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., Melt Franchising LLC and formerly owned subsidiary Villa Melt LLC, a company in which Melt Inc. controlled and owned 50% of the equity until it was sold in August 2006 (see Note 8). All material inter-company accounts and transactions have been eliminated.

n. Inventory

Inventory at December 31, 2006 was $4,130 and was comprised of computers and camera equipment.

Inventory is stated at the lower of cost or market value using the first-in, first-out method of valuation.

o. Long Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144

F16

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

o. Long Lived Assets (Continued)

develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

p. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

q. Going Concern

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has accumulated significant losses, has negative working capital and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused shareholders to express substantial doubt about the Company's ability to continue as a going concern are as follows:

Management believes that, based upon the current operating plan of divesting itself of the discontinued operations of Villa Melt, LLC and other operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company. If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to achieve its business plans, raise any required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

F17

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 2 -	FIXED ASSETS

Fixed assets at December 31, 2006 consisted of the following:

Vehicles	16,913
Store equipment & Furniture	20,935
Computer equipment	19,473
Less: Accumulated depreciation	(5,803)

$ 51,518

Depreciation expense was $22,321 and $84,007 for the years ended December 31, 2006 and 2005, respectively. Depreciation expense includes depreciation associated with the Tyler location which was sold on May 28, 2006.

NOTE 3 -	RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2006 the Company had accrued management fees to the Company’s President, in the amount of $63,911. Additionally, the Company has expensed management fees to directors for the years ended 2006 and 2005 totaling $96,450 and $101,500, respectively.

Notes Payable

The Company has two notes payable from officers and directors totaling $242,000. Both notes are unsecured, due on demand and accrue interest at 10% per annum. During the year ended December 31, 2006 the Company repaid loans from related parties of $24,000. During the year ended December 31, 2005 the Company repaid loans of $3,398 and converted $50,000 in principle into equity.

Interest Expense

Interest expense accrued on related party notes payable is $40,328 at December 31, 2006. Related party interest expense was $24,200 for both of the years ended December 31, 2006 and 2005.

Stock Issuances

During 2005 the Company converted $50,000 in principle and $10,312 of accrued interest into shares of its common stock at $0.385 per share, or 155,000 shares.

NOTE 4 -	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into an operating lease for corporate office space during August, 2006 in Laguna Hills, California. The lease has a term of three years, calls for monthly payments of $3,085, is subject to annual consumer price index inflation increases and required a refundable deposit of $6,170. The lease contains no renewal option.

F18

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 4 -	COMMITMENTS AND CONTINGENCIES	(CONTINUED)

Operating Leases (Continued)

The following is a schedule by years of minimum future rental payments on the noncancelable operating lease:

Year ended December 31:
2007	$37,020
2008	38,316
2009	26,438
Total	$101,774

The Company has 11 noncancelable operating leases for current or future store locations in California, Pennsylvania, Ohio, Connecticut, New York, Massachusetts and Nevada. All of these leases have been entered into with the intention to eventually assign over the lease to a franchisee. The leases have terms of up to 10 years, call for monthly rental payments of between $4,000 and $8,500 and are subject to annual consumer price index inflation increases. The leases contain no renewal options.

The following is a schedule by years of minimum future rentals on noncancelable operating leases:

	Year ended December 31:
	2007	$637,400
	2008	659,500
	2009	682,312
	2010	706,848
	2011	731,137
	Thereafter	750,238
		$4,167,435
NOTE 5 -	COMMON STOCK

On October 20, 2006, the Company sold 920,000 units in a private placement for $690,000, or $0.75 per unit. Each unit entitled the purchaser to one share of restricted common stock of the Company and a share purchase warrant to purchase one half of an additional common share. The proceeds from the sale were allocated between the common stock issued and the purchase warrants based on their relative fair values at $560,597 and $129,403, respectively. The fair value of the common stock was determined using the quoted market price on the date of issuance and the fair value of the purchase warrants were determined using the Black-Scholes option pricing model.

On September 15, 2005, the company converted a loan of $200,000 plus interest of $41,250 into common shares as per the loan agreement. The shares were issued at a price of $0.385, for a total of 620,000 shares.

F19

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 6 -	OUTSTANDING STOCK PURCHASE WARRANTS

A summary of the status of the Company’s stock purchase warrants as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below:

	Options Warrants	Weighted Average Price	Weighted Average Fair Value

Outstanding, December 31, 2005	930,000	$0.75	$0.75

Warrants issued	460,000	$0.95	$0.21

Outstanding, December 31, 2006	1,390,000	$0.82	$0.57

Exercisable, December 31, 2006	1,390,000	$0.82	$0.57

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/06	Weighted Average Exercise Price

$ 0.90 – 1.00	460,000	1.80	$ 0.95	460,000	$ 0.95
0.75	930,000	0.25	0.75	930,000	0.75

$ 0.75 – 1.00	1,390,000	0.76	$ 0.82	1,390,000	$ 0.82
NOTE 7	CONVERTIBLE DEBENTURES

During May 2005, the Company issued two convertible debentures in exchange for cash of $241,250. The debentures were due in one year and convertible at any time into shares of the Company’s common stock at $0.38 per share. The Company recognized $80,417 as interest expense related to the intrinsic value of the beneficial conversion feature of the debentures. The debentures were converted during September 2005 into 620,000 shares of the Company’s common stock.

NOTE 8 -	SALE OF SUBSIDIARY

On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000. A cash payment of $50,000 was received upon closing and a receivable of $95,000 was recorded at September 30, 2006. Upon close of the sale, the Company recognized a loss on sale of assets of $22,149.

All operating results of Villa Melt, LLC are included in discontinued operations as of December 31, 2006 and 2005. No tax benefit has been attributed to discontinued operations. The following is a summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

F20

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 8 -	SALE OF SUBSIDIARY (CONTINUED)
		December 31,
		2006	2005

	REVENUES	$312,472	$570,524

	COST OF SALES	99,992	171,663

	GROSS PROFIT	212,480	398,861

	EXPENSES

	Depreciation and amortization	46,808	70,133
	Professional fees	1,520	675
	Rent	97,345	150,328
	Salaries and wages	112,026	176,418
	General and administrative	65,891	79,634

	Total Expenses	$323,590	$477,188

	(LOSS) FROM OPERATIONS	(111,110)	(78,327)

	OTHER EXPENSE

	Interest expense	46	276

	Total Other Expense	46	276

	(LOSS) BEFORE INCOME TAX EXPENSE	46	(78,603)

	INCOME TAX EXPENSE	46	800

	(LOSS) FROM DISCONTINUED OPERATIONS	$(111,156)	$(79,403)
NOTE 9 -	NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES
Notes payable consisted of the following at December 31, 2006:

Note payable to an officer and director, 10% interest per annum, unsecured, due upon demand.			$200,000

Note payable to a related party, 10% interest per annum, unsecured, due upon demand.			42,000

Note payable to an individual, 14% interest per annum, unsecured, due on demand.			100,000

Note payable for vehicle, 11.2% interest per annum, secured by vehicle, in equal monthly installments of $329 for 46 months.			13,239

Total Notes Payable			$355,239

F21

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

December 31, 2006 and 2005

NOTE 10 -	SUBSEQUENT EVENTS

Franchise Locations

During the first quarter of 2007, 5 franchisee locations elected to terminate their franchise agreement. The franchise fees associated with those locations are non refundable and were included in deferred revenue at December 31, 2006. Three of these locations are with the franchisee described in our litigation note below.

On March 12, 2007, the franchisee for the Valencia Mall ceased to operate. On March 15, 2007, the company terminated the franchise agreement and is seeking post closure remedies to collect outstanding bills. All outstanding receivables as of 12/31/2007 were written off.

Litigation

On March 20, 2007, the Company filed for arbitration with its Florida franchisee. The Company believes the franchisee owes the Company over $181,000. To date, discovery has not been initiated and as such no reasonable assessment of the likely outcome can be made.

Commitments and Contingencies

On March 15, 2007, one of the eleven non cancelable leases held by the Company was assigned to a franchisee. With the assignment, the company is no longer liable for any future minimum lease payments. One other noncancelable lease was subleased to a franchisee.

F22

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being December 31, 2006. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our company's President and Chief Executive Officer and our Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's President and Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Clive Barwin	President, CEO, Secretary and Director	51	July 18, 2003
Brandon Barwin	Vice-President and Director	41	August 1, 2003
Scott M. Miller	Executive Vice President and Chief Financial Officer	39	November 13, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Clive Barwin, President, Chief Executive Officer, Secretary and Director

For the five years prior to starting Melt, Clive Barwin has acted as a consultant to various computer hardware and software development and marketing companies. In 2002 he also syndicated a real estate venture for the construction of a retail and residential development, in Sydney, Australia.

In 1992 Clive Barwin founded DataWave Systems Inc., a start up high tech company to develop and commercialize wireless technology for the electronic kiosk industry. He was President and CEO from 1992 to 1998, during which time he took the company public on the Vancouver Stock Exchange, and on the Over-the-Counter Bulletin Board. Under his stewardship the company grew from one employee to over 90, with offices in Vancouver, New Jersey, Los Angeles, and Orlando. .

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

Brandon Barwin was the founder, President and CEO of a furniture retail store in Victoria, British Columbia, called Clicks Furniture from November 1989 to January 1998. In addition to Clicks, Brandon assisted in his other family business called Standard Furniture.

Brandon Barwin worked at McDonald’s Restaurants Canada from January 1981 to October 1988, as a Regional Manager for the majority of that time.

Scott M. Miller, Executive Vice-President and Chief Financial Officer

From 1998 to 2006 Mr. Miller served in various finance capacities at Carlson Restaurants Worldwide working in both their TGI Friday’s and Pick Up Stix’s divisions. In this role at Carlson Restaurants Worldwide he implemented financially responsible business programs and provided financial and operational analysis for all initiatives, as well as recommendations for goals, strategies, and tactics to achieve concept sales and profitability goals.

Mr. Miller’s educational background includes an undergraduate degree in business administration from the University of New Hampshire and an MBA from Indiana University

Family Relationships

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with

Code of Ethics

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

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Melt, Inc., 22912 Mill Creek Dr, Laguna Hills, CA, USA 92653.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2006; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2006 and 2005 , are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Clive Barwin President CEO, Secretary and Director(1)	2006 2005	63,911 26,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	63,911 26,000
Scott M. Miller Executive Vice President and Chief Financial Officer (2)	2006 2005	15,000 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	15,000 N/A
Michael Zorehkey Executive Vice President of Development3)	2006 2005	21,937 N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	21,937 N/A
Brandon Barwin Vice President(4)	2006 2005	72,450 75,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	72,450 75,000

(1) Clive Barwin became our President, Chief Executive Officer and Secretary on July 18, 2003. All 2006 compensation has been deferred.

(2) Scott M. Miller became our Executive Vice President and Chief Financial Officer on November 13, 2006.

(3) Michael Zorehkey became our Executive Vice President of Development on November 6, 2006.

(4) Brandon Barwin became our Vice President on August 1, 2003.

Stock Options and Stock Appreciation Rights

From the date of inception (July 18, 2003) and up to December 31, 2006, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on December 31, 2006.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2006.

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

The following table sets forth, as of March 12, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 38 Olola Avenue, Vaucluse, NSW 2030, Australia	4,860,000(2)	22.92%
Brandon Barwin 45320 Corte Palmito Temecula, CA 92592	950,000	4.48%
Scott M. Miller 34511 Camino El Molino Capistrano Beach, CA 92624	Nil	Nil
Glynis Sive 38 Olola Avenue, Vaucluse, NSW 2030, Australia	1,980,000(2)	9.34%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	8.49%
Directors and Officers as a Group (3 individuals)	5,810,000(2)	27.41%

(1) Based on 21,200,000 shares outstanding as of March 12, 2007.

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

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Our promoter is our President, Chief Executive Officer and director, Clive Barwin.

Corporate Governance

We currently act with two (2) directors, consisting of Clive Barwin and Brandon Barwin.

We have determined that we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Our board of directors presently does not have a nominating committee, executive committee or a separate stock plan committee.

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

Audit Fees

The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of our annual consolidated financial statements for the periods ended December 31, 2006 and December 31, 2005 included in our annual report on Form 10-KSB were $44,000 and $23,500 respectively.

Audit Related Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by HJ Associates & Consultants, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended December 31, 2006 and December 31, 2005, the aggregate fees billed by HJ Associates & Consultants, LLP for other non-audit professional services, other than those services listed above, was $4,083 and $3,200 respectively.

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

MELT, INC.
/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer)
Date: March 30, 2007
/s/ Scott M. Miller
By: Scott M. Miller
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, Secretary and Director (Principal Executive Officer)
Date: March 30, 2007
/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director
Date: March 30, 2007