Form 10QSB
period 2007-03-31
MELT INC
filed 2007-05-11
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  21,290,000 common shares issued and outstanding as of May 1, 2007

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No [X ]

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets

ASSETS

	March 31 2007	December 31, 2006
	(Unaudited)
CURRENT ASSETS
Cash	$343,670	$555,230
Receivables, net of allowance	359,649	804,685
Inventory	4,130	4,130
Prepaid expenses	14,497	7,500
Construction in-process	824,104	732,624
Total Current Assets	1,546,050	2,104,169
FIXED ASSETS, NET	52,377	51,518
OTHER ASSETS
Trademark, net	1,167	1,239
Deposits	246,500	196,817
Total Other Assets	247,667	198,056
TOTAL ASSETS	$1,846,094	$2,353,743

The accompanying notes are an integral part of the consolidated financial statements

4

MELT INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31 2007	December 31, 2006
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$469,058	$870,058
Accrued expenses	86,299	192,498
Accrued management fees – related party	69,911	63,911
Notes payable - related party	242,000	242,000
Accrued interest - related party	56,574	40,328
Notes payable	113,283	113,239
Accrued interest	-	10,195
Construction deposits	888,594	326,507
Deferred revenue	525,000	550,000
Total Current Liabilities	2,450,719	2,408,736
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock; $0.001 par value, 100,000,000 shares authorized, 21,200,000 shares issued and outstanding	21,200	21,200
Additional paid-in capita	1,767,017	1,767,017
Accumulated deficit	(2,392,842)	(1,843,210)
Total Stockholders’ Equity (Deficit)	(604,625)	(54,993)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,846,094	$2,353,743

The accompanying notes are an integral part of the consolidated financial statements

5

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Food and beverage sales	$343,889	$250,816
Franchise store construction/equipment	71,125	147,470
Royalty and marketing fee	91,416	29,215
Franchise fees	75,000	-
Miscellaneous finders and professional fees	22,207	42,141
Total Revenues	603,637	469,642
COST OF SALES
Cost of food and beverage	310,713	203,129
Franchise stores construction/equipment costs	142,373	121,089
Materials and supplies	17,047	29,569
Miscellaneous finders and professional fees	22,500	-
Total Cost of Sales	492,633	353,787
GROSS PROFIT	111,004	115,855
EXPENSES
Salaries and wages	225,666	56,174
Marketing	161,053	8,645
Rent	123,274	19,237
Professional fees	60,774	27,777
Depreciation and amortization	3,032	11,304
Management fees	6,388	25,500
General and administrative	71,660	57,698
Total Expenses	651,847	206,335
(LOSS) FROM OPERATIONS	(540,843)	(90,480)
OTHER INCOME (EXPENSE)
Interest income	890	-
Interest expense	(9,679)	(6,050)
Total Other Income (Expenses)	(8,789)	(6,050)
(LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	(549,632)	(96,530)
INCOME TAX EXPENSE	-	-

The accompanying notes are an integral part of the consolidated financial statements

6

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Operations (Continued)

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
(LOSS) BEFORE MINORITY INTEREST	$(549,632)	$(96,530)
MINORITY INTEREST IN LOSS	-	22,687
LOSS BEFORE DISCONTINUED OPERATIONS	(549,632)	(73,843)
LOSS ON DISCONTINUED OPERATIONS (NOTE 3)	-	(43,519)
NET (LOSS)	$(549,632)	$(117,362)
BASIC AND DILUTED LOSS PER SHARE:
Loss per share on continuing operations	(0.03)	(0.01)
Loss per share on discontinued operations	-	(0.00)
Net loss per share	$(0.03)	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,200,000	20,280,000

The accompanying notes are an integral part of the consolidated financial statements

7

MELT INC. AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance, December 31, 2006	21,200,000	$21,200	$1,767,017	$(1,843,210)
Net loss for the three months ended March 31, 2007 (unaudited)	-	-	-	(549,632)
Balance, March 31, 2007 (unaudited)	21,200,000	$21,200	$1,767,017	$(2,392,842)

MELT INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(549,632)	$(117,362)
Items to reconcile net loss to net
cash (used) by operating activities:
Depreciation and amortization	3,032	11,304
Depreciation and amortization – discontinued	-	17,553
Minority interest	-	(22,687)
Changes in operating assets and liabilities:
(Increase) in construction work in-process	(91,480)	-
(Increase) decrease in receivables	445,036	(233,888)
Decrease in supplies and inventory	-	57,050
(Increase) in supplies and inventory - discontinued	-	(410)
(Increase) in prepaid expenses	(6,997)	(3,056)
(Increase) in deposits	(49,683)	(5,000)
Increase (decrease) in accrued expenses	(106,154)	-
Increase in accrued expenses - discontinued	-	-
Increase in accrued management fees	6,000	6,000
Increase (decrease) in accounts payable	(401,000)	68,453
Increase in accounts payable – discontinued	-	52,227
Increase in interest payable	-	1,050
Increase in interest payable – related party	6,050	2,600
Increase (decrease) in deferred revenue	(25,000)	75,000
Increase in construction and equipment deposits	562,087	56,300
Net Cash (Used) by Operating Activities	(207,741)	(34,866)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(3,819)	(3,425)
Purchases of fixed assets - discontinued	-	(1,800)
Net Cash (Used) by Investing Activities	(3,819)	(5,225)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable – related party	-	(24,000)
Net Cash (Used) by Financing Activities	-	(24,000)
(DECREASE) IN CASH	(211,560)	(64,091)
CASH AT BEGINNING OF PERIOD	555,230	245,064
CASH AT END OF PERIOD	$343,670	$180,973
CASH PAID FOR:
Interest	$3,628	$2,400
Income taxes	$-	$-

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 -	SIGNIFICANT EVENTS

Franchise Locations

During the first quarter of 2007, five franchisee locations elected to terminate their franchise agreement. The franchise fees associated with those locations are non refundable and were included in deferred revenue at December 31, 2006. Three of these locations are with the franchisee described in the litigation note below.

On March 12, 2007, the franchisee for the Valencia Mall ceased to operate. On March 15, 2007, the company terminated the franchise agreement and is seeking post closure remedies to collect outstanding bills. All outstanding receivables as of March 31, 2007 were written off.

Litigation

On March 20, 2007, the Company filed for arbitration with its Florida franchisee. The Company believes the franchisee owes the Company over $181,000. To date, discovery has not been initiated and as such no reasonable assessment of the likely outcome can be made.

Commitments and Contingencies

On March 15, 2007, one of the eleven noncancelable leases held by the Company was assigned to a franchisee. With the assignment, the company is no longer liable for any future minimum lease payments. In addition, one other noncancelable lease was subleased to a franchisee.

NOTE 3 -	SALE OF SUBSIDIARY

On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000. A cash payment of $50,000 was received upon closing and a receivable of $95,000 was recorded at September 30, 2006. Upon close of the sale, the Company recognized a loss on sale of assets of $22,149.

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 3 -	SALE OF SUBSIDIARY (CONTINUED)

All operating results of Villa Melt, LLC are included in discontinued operations as of March 31, 2006. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

For the Three Months Ended March 31, 2006
REVENUES	$105,680
COST OF SALES	32,888
GROSS PROFIT	72,792
EXPENSES
Depreciation and amortization	17,553
Rent	38,209
Salaries and wages	39,857
General and administrative	20,692
Total Expenses	$116,311
LOSS FROM DISCONTINUED OPERATIONS	$(43,519)

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS

		Weighted	Weighted
	Options	Average	Average
	Warrants	Price	Fair Value

Outstanding, December 31, 2006	1,390,000	$0.82	$0.57

Outstanding, March 31, 2007	1,390,000	$0.82	$0.57

Exercisable, March 31, 2007	1,390,000	$0.82	$0.57

	Outstanding			Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	3/31/07	Life	Price	3/31/07	Price

$0.90 – 1.00	460,000	1.55	$ 0.95	460,000	$ 0.95
0.75	930,000	0.13	$ 0.75	930,000	$ 0.75
$0.75 – 1.00	1,390,000	0.60	$ 0.85	1,390,000	$ 0.82

MELT INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

March 31, 2007 and December 31, 2006

NOTE 5 -	GOING CONCERN

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

Management believes that, based upon the current operating plan of divesting itself of operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company. If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

NOTE 6 -	SUBSEQUENT EVENTS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting and as such, one employee resigned and forfeited 100,000 options.

Stock Issuance

On April 19, 2007, the Company issued 90,000 shares of its common stock to an investor relations firm as a result of a December 1, 2006 consultant agreement. Pursuant to the terms of the six month consultant agreement, the Company agreed to pay $15,000 on signing as payment for the first and last month’s payment and $7,500 on or before the first day of each of the next four months and issue 90,000 shares of its common stock.

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

As used in this quarterly report, the terms "we", "us", "our" and "Melt" mean Melt, Inc. our wholly-owned subsidiaries, Melt (California) Inc. and Melt Franchising LLC. The term “Melt CA” refers to Melt (California) Inc., and the term “Melt Franchising” refers to Melt Franchising LLC, unless otherwise indicated.

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

RESULTS OF OPERATIONS

Three Months ending March 31, 2007

The period covered by our unaudited financial statements is for the three months ended March 31, 2007 during which time we generated $603,637 in revenue from continuing operations and recognized a net loss before discontinued operations of $549,632 during the same period last year we generated $469,642 in revenue from continuing operations and incurred a loss of $73,843 from continuing operations. The revenue was generated from franchise fees, from revenue generated in royalty revenues, from food and supplies sold to our franchise owned stores and from revenue generated from the sale of equipment and build out of stores to our franchisees. The increase in revenues for the current period was largely due to franchise fees, food and supplies sold to franchise owned stores, and royalty revenue. Cost of sales from continuing operations amounted to $492,633, resulting in gross profit from continuing operations of $111,004, or 18.4% compared to cost of sales of $353,787, resulting in gross profit from continuing operations of $115,855, or 24.7% for the same period last year. The percentage decrease is due to the change in gross profit from sales of equipment and build out of stores to our franchisees. In the first quarter of 2006, we realized a gross profit of 18% from these sales, but in the first quarter of 2007 we experience a gross profit loss of 100% in this area. Rental expenses from continuing operations for the retail stores amounted to $123,274 or 20.4% of sales and $19,237 or 4.1% of sales for the same period last year. The increase is due to $113,915 in pre opening rent the company paid. Had it not been for this pre opening rent, rent expense would have been $9,359 or 1.5% of revenue. The pre opening rent is due to lease obligations commencing prior to stores being opened and transferred to franchisees. Salaries and wages from continuing operations amounted to $225,666 or 37.4% of sales and $56,174 or 12.0% of sales for the same period last year. The percentage increase is due to the increase in corporate staff. General and administrative expenses from continuing operations amounted to $71,660 or 11.9% of sales and $57,698 or 12.3% of sales for the same period last year.

During the period, one franchise owned stores opened in Glendale, CA. Also during the period, one franchise owned store closed in Valencia, CA.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 we had $343,670 cash on hand and negative working capital of $904,669. As of March 31, 2007 our total current assets were $1,546,050, and our total assets were $1,846,094.

At March 31, 2007 our total liabilities were $2,450,719, of which all were considered to be current.

For the three months ended March 31, 2007, net cash used by operating activities was $207,741 compared to $34,866 for the same period last year. Net cash used by investing activities was $3,819 compared to cash used by investing activities $5,225 for same period last year. Net cash used by financing activities was $0 compared to ($24,000) for the same period last year.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective for the 12 month period ending March 31, 2008 will be to expand our franchise program into 5 new states, and secure new retail locations in all states that we operate. We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. To this extent we have hired a marketing firm out of CA. We also plan on introducing additional products into our stores during the second half of 2007.

Retail Locations

Our business plan for the12 month period ending March 31, 2008, envisions opening 16 new franchise stores and no corporate owned stores for a total of 16 operating stores. The stores will range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1,200 square feet.

Cash Requirements

Presently, our cash is sufficient to fund our normal operating expenses, however we will require additional capital to fund the cost of opening new corporate owned stores. Management projects that we will require at least $1,250,000 to fund our proposed capital expansion program over the next twelve months. We have signed retail leases for new stores that the we plan to award to franchisee’s, if our company is not able to find franchisee’s for these committed leases we will be required to raise additional funds to build out and operate the stores until they can be sold to interested franchisees.

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

Our officers and directors and their affiliate, in the aggregate, beneficially own 26.91% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 common shares, of which 21,290,000 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as at March 31, 2007 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report.

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

On March 20, 2007, we filed for arbitration against a Florida franchisee seeking payment of past due obligations. We believe that the franchisee owes over $181,000. No discovery has been initiated and as such no reasonable assessment of outcome is possible. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 19, 2007, we issued 90,000 shares to a U.S. person in consideration for investor relations services provided to our company.

We issued all of the 90,000 shares to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933.

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

MELT INC.

By: /s/ Clive Barwin

Clive Barwin, President, CEO, Secretary and Director

(Principal Executive Officer)

Date: May 10, 2007

By: /s/ Scott M. Miller

Scott M. Miller, Executive Vice President and Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: May 10, 2007