Form 10QSB
period 2007-06-30
MELT INC
filed 2007-08-14
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,290,000 common shares issued and outstanding as of August 1, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and December 31, 2006

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$23,592	$555,230
Receivables, net of allowance of $112,346	80,870	804,685
Prepaid expenses	-	7,500
Inventory	280	4,130
Construction in-process	476,903	732,624
Other current assets	11,703	-
Notes receivable	5,850	-

Total Current Assets	599,198	2,104,169

FIXED ASSETS, NET	53,358	51,518

OTHER ASSETS

Trademark, net	1,019	1,239
Deposits	59,000	196,817

Total Other Assets	60,019	198,056

TOTAL ASSETS	$712,575	$2,353,743

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006

	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$531,639	$870,058
Accrued expenses	858,501	192,498
Accrued management fees – related party	75,911	63,911
Notes payable - related party	393,260	242,000
Accrued interest - related party	62,625	40,328
Notes payable	112,706	113,239
Accrued interest	-	10,195
Construction deposits	273,703	326,507
Deferred revenue	375,000	550,000

Total Current Liabilities	2,683,345	2,408,736

STOCKHOLDERS’ EQUITY (Deficit)

Common stock; $0.001 par value, 100,000,000
shares authorized, 21,290,000 and 21,200,000 shares
issued and outstanding, respectively	21,290	21,200
Additional paid-in capital	1,985,091	1,767,017
Deferred equity compensation	(161,498)	-
Accumulated deficit	(3,815,653)	(1,843,210)

Total Stockholders’ Equity (Deficit)	(1,970,770)	(54,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$712,575	$2,353,743

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES

Food and beverage sales	$393,462 $	233,801	$737,351	$484,617
Franchise stores construction/equipment	1,481,352	12,459	1,552,477	159,929
Royalty and marketing fees	131,013	37,968	222,429	62,932
Franchise fees	150,000	75,000	225,000	75,000
Miscellaneous finders and professional fees	3,415	5,196	25,622	57,654

Total Revenues	2,159,242	364,424	2,762,879	840,132

COST OF SALES

Cost of food and beverage	380,921	158,246	691,634	394,407
Franchise stores construction/equipment
costs	1,864,959	21,039	2,007,332	142,128
Materials and supplies	20,011	67	37,058	27,637
Miscellaneous finders and professional fees	22,500	-	45,000	-

Total Cost of Sales	2,288,391	179,352	2,781,024	564,172

GROSS PROFIT (DEFICIT)	(129,149)	185,072	(18,145)	275,960

EXPENSES

Depreciation and amortization	2,900	7,512	5,932	18,816
Marketing	49,769	-	210,822	-
Professional fees	84,212	27,651	144,986	55,428
Rent	573,497	14,869	696,771	34,106
Salaries and wages	287,798	65,327	513,464	121,501
Management fees	6,000	30,150	12,000	55,650
Bad debt expense	202,574	-	202,574	-
General and administrative	73,778	114,873	145,826	154,393

Total Expenses	1,280,528	260,382	1,932,375	439,894

LOSS FROM OPERATIONS	(1,109,677)	(75,310)	(1,950,520)	(163,934)

OTHER INCOME (EXPENSES)

Interest expense	(9,676)	(8,154)	(19,355)	(14,204)
Interest income	44	655	934	655
Gain (Loss) on sale of fixed assets	(3,502)	91,657	(3,502)	91,657

Total Other Income (Expense)	(13,134)	84,158	(21,923)	78,108

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INCOME (LOSS) BEFORE MINORITY
INTEREST, DISCONTINUED OPERATIONS
AND INCOME TAXES	$(1,422,811)	$8,848	$(1,972,443)	$(85,826)

MINORITY INTEREST	-	17,781	-	40,468

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	(1,422,811)	26,629	(1,972,443)	(45,358)

INCOME (LOSS) ON DISCONTINUED
OPERATIONS (NOTE 5)	-	(35,561)	-	(80,936)

LOSS BEFORE INCOME TAXES	(1,422,811)	(8,932)	(1,972,443)	(126,294)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(1,422,811)	$(8,932)	$(1,972,443)	$(126,294)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE:

Income (loss) per share on continuing
operations	$(0.07)	$0.00	$(0.09)	$(0.00)

Loss per share on discontinued
Operations	(0.00)	(0.00)	(0.00)	(0.01)

Net loss per share	$(0.057)	$(0.00)	$(0.09)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,235,801	20,280,000	21,235,801	20,280,000

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	22,710,000	21,210,000	22,710,000	21,210,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2006	21,200,000	$21,200	$1,767,017	$-	$(1,843,210)

Common stock issued for
Services and accrued services	90,000	90	45,810	-	-
(unaduited)

Stock options issued for
deferred equity compensation	-	-	172,264	(172,264)	-
(unaudited)

Amortization of deferred equity
Compensation (unaudited)	-	-	-	10,766	-

Net loss for the six months
ended June 30, 2007 -
(unaudited)	-	-	-	-	(1,972,443)

Balance, June 30, 2007 -
(unaudited)	21,290,000	$21,290	$1,985,091	$(161,498)	$(3,815,653)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,972,443)	$(126,294)
Items to reconcile net (loss) to net
cash (used) by operating activities:
Depreciation and amortization	5,932	18,817
Depreciation and amortization - discontinued	-	35,106
Bad debt expense	112,346	-
Amortization of deferred equity compensation	10,766	-
Common stock issued for services	34,650	-
Minority interest	-	(40,468)
(Gain) loss on sale of fixed assets	3,502	(91,657)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	611,469	(39,122)
(Increase) in receivables – discontinued	-	(4,437)
Decrease in construction work in-process	255,721	-
Decrease in supplies and inventory	3,850	63,000
(Increase) in supplies and inventory - discontinued	-	(1,685)
Decrease in prepaid expenses	7,500	8,688
(Increase) in other assets	(11,778)	-
(Increase) decrease in deposits	137,817	(165,317)
(decrease) in accounts payable and accrued expenses	342,487	72,153
Increase in accounts payable and accrued expenses
- discontinued	-	59,675
Increase in interest payable – related party	12,102	5,088
Increase in management fees payable	12,000	12,000
Increase (decrease) in deferred revenue	(175,000)	150,000
Increase in equipment deposits	(52,804)	128,300

Net Cash Provided (Used) by Operating Activities	(661,883)	83,847

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	1,546	276,900
Issuance of note receivable	(5,850)	-
Purchases of fixed assets and construction in process	(16,178)	(107,712)

Net Cash Provided (Used) by Investing Activities	(20,482)	169,188

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	114,703
Payments on notes payable	(533)	(24,000)
Proceeds from notes payable –related party	151,260	25,659

Net Cash Provided by Financing Activities	$150,727	$116,362

INCREASE (DECREASE) IN CASH	(531,638)	369,397

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH AT BEGINNING OF PERIOD	555,230	245,064
CASH AT END OF PERIOD	$23,592	$614,461
CASH PAID FOR:
Interest	$11,397	$3,250
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services and accrued services	$45,900	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

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
June 30, 2007 and December 31, 2006

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. The Company opened 7 new franchise stores during the six months ended June 30, 2007 and recognized $225,000 in franchise fee revenue.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of June 30, 2007 the company maintained deferred revenue of $375,000. This represents 15 sites in deferred revenue.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f.	Revenue Recognition (Continued)

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

g.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from the sale of products and services to franchisees for store construction. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items.

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts was $112,346, while bad debt expense totaled $202,574 for the period ended June 30, 2007.

h.	Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the six months ended June 30, 2007.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

i.	Share Based Payment

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

j.	Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., Melt Franchising LLC and formerly owned subsidiary Villa Melt LLC, a company in which Melt Inc. controlled and owned 50% of the equity until it was sold in August 2006 (see Note 8). All material inter-company accounts and transactions have been eliminated.

k.	Long Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, and addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. This requirement eliminates APB30's requirement that discontinued operations be measured at net realizable value or that entities include under discontinued operations in the financial statements amounts for operating losses that have not yet occurred. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

l.	Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 2 -	SIGNIFICANT EVENTS

Franchise Locations

During the first six months of 2007, five franchisee locations elected to terminate their franchise agreement. The franchise fees associated with those locations are non refundable and were included in deferred revenue at December 31, 2006. We have recorded $75,000 in franchise fee revenue associated with these five franchise agreement terminations. Three of these five locations are with the franchisee described in the litigation note below.

On March 12, 2007, the franchisee for the Valencia Mall ceased to operate. On March 15, 2007, the company terminated the franchise agreement and is seeking post closure remedies to collect outstanding bills. All outstanding receivables as of March 15, 2007 were written off.

On June 23, 2007, the franchisee for the Mid Rivers Mall ceased to operate. On June 30, 2007, the company wrote off a $100,000 note receivable due from this franchisee as management determined it was uncollectible. On July 2, 2007 the company terminated the franchise agreement and entered into a negotiated settlement for outstanding bills.

Litigation

On March 20, 2007, the Company filed for arbitration with its Florida franchisee. The Company believes the franchisee owes the Company over $181,000. To date, discovery has not been initiated and as such no reasonable assessment of the likely outcome can be made. However, on July 23, 2007 a preliminary hearing was held between the parties attorney on this matter. The attorney for the Florida franchisee stated that they believe the arbitration provision in the Uniform Franchise Offering Circular is not valid. If there are no delays, the arbitrator anticipates ruling on this claim during the third quarter of 2007. As a result of this, management has decided to specifically reserve for $105,665 in accounts receivable.

Commitments and Contingencies

On March 15, 2007, one of the eleven noncancelable leases held by the Company was assigned to a franchisee. With the assignment, the company is no longer liable for any future minimum lease payments. In addition, one other noncancelable lease was subleased to a franchisee.

Common Stock Issuance

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

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

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

All assets, liabilities and operating results of Villa Melt, LLC are included in discontinued operations as of June 30, 2006. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

	For the	For the
	Three Months	Six Months
	Ended	Ended

	June 30,	June 30,
	2006	2006

REVENUES	$137,275	$236,889

COST OF SALES	68,133	69,989

EXPENSES
Depreciation and amortization	17,553	35,106
Professional fees	-	-
Rent	38,192	76,401
Salaries and wages	29,260	86,670
General and administrative	19,672	49,613

Total Expenses	104,657	247,790

(LOSS) FROM OPERATIONS	(35,515)	(80,890)

OTHER EXPENSE
Interest expense	46	46
Total Other Expense	-	46

(LOSS) FROM DISCONTINUED OPERATIONS	$(35,561)	$(80,936)

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,760,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting and as such, four employees have resigned and forfeited a total of 800,000 options. The Company deferred $172,264 in calculated fair value of the options expected to vest and amortized $10,766 of the value to expense during the period.

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007 and December 31, 2006 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Options	Price	Fair Value

Outstanding, December 31, 2006	-	$-	$-

Issued	1,760,000	0.40	0.20
Exercised	-	-	-
Forfeited	(800,000)	0.40	0.20
Expired	-	-	-

Outstanding, June 30, 2007	960,000	$0.40	$0.20

Exercisable, June 30, 2007	-	$-	$-

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	6/30/07	Life	Price	6/30/07	Price

$ 0.40	960,000	4.75	$ 0.40	-	$ -

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

Employee Stock Options (Continued)

Risk free interest rates	4.54%
Expected lives	5 years
Expected volatilities	50%
Dividend yields	0.00%
Expected forfeitures	50%

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2007 and December 31, 2006 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Warrant	Price	Fair Value

Outstanding, December 31, 2006	1,390,000	$0.82	$0.57

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(930,000)	0.75	0.75

Outstanding, June 30, 2007	460,000	$0.95	$0.95

Exercisable, June 30, 2007	460,000	$0.95	$0.95

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	6/30/07	Life	Price	6/30/07	Price

$ 0.90 – 1.00	460,000	1.30	$ 0.95	460,000	$ 0.95

NOTE 5 -	GOING CONCERN

The Company's consolidated financial statements are prepared using Generally Accepted Accounting Principals applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

has accumulated significant losses, has negative working capital and a deficit in stockholders' equity. All of these items raise substantial doubt about its ability to continue as a going concern. Management's plans with respect to alleviating the adverse financial conditions that caused management to express substantial doubt about the Company's ability to continue as a going concern are as follows:

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

NOTE 5 -	GOING CONCERN (Continued)

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

Financing

On July 30, 2007, the company borrowed $400,000 from Money for Gelato, Inc (MFG). The loan is convertible into restricted common stock at fixed conversion prices over the next five years, if not repaid within twelve months. The loan carries an interest only payment of prime plus 3%.

Franchise Closure

On July 2, 2007 the company entered into a settlement agreement with our St Louis franchisee (see note 2 above). The settlement covers this store and a franchise agreement for a second store as well as two sublease agreements. As part of this settlement the company is now liable for the rent payment on these two stores.

Litigation

On August 9, 2007 we received a summons to appear in the 11th Judicial Circuit Court in ST. Charles County, MO. This for the location in the note above titled Franchise Closure. Their

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 6 -	SUBSEQUENT EVENTS (Continued)

Litigation (Continued)

claim is for approximately $15,000. We have not had an opportunity to review the claim with our counsel.

Related Party Transaction

During July, the company sign Chill, Inc as a franchisee for the upcoming Natick, MA location. Chill, Inc. is currently owned by Clive Barwin and his wife Glynis Sive, and Brandon Barwin. Prior to the opening of this store, Chill, Inc will be sold to Brandon Barwin, a company director and officer, and John Flannery, a franchisee. The company will construct the store on behalf of this franchisee and sell it to them upon opening.

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

RESULTS OF OPERATIONS

Six Months ending June 30, 2007 compared to six months ending June 30, 2006

The period covered by our unaudited financial statements is for the six months ended June 30, 2007 during which time we generated $2,762,879 in revenue from continuing operations and recognized a net loss before discontinued operations of $1,972,443 during the same period last year we generated $840,132 in revenue from continuing operations and incurred a loss of $45,358 from continuing operations. The revenue was generated from franchise fees, from revenue generated in royalty revenues, from food and supplies sold to our franchise owned stores and from revenue generated from the sale of equipment and build out of stores to our franchisees. The increase in revenues for the current period was in all categories of revenue with royalty income up approximately 250%, franchisee fee income up 300% and sales of equipment and store build out up over 700%. Cost of sales from continuing operations amounted to $2,781,024, resulting in gross loss from continuing operations of $18,145, or 0.7% compared to cost of sales of $564,172, resulting in gross profit from continuing operations of $275,960, or 32.8% for the same period last year. The percentage decrease is due to the change in gross profit from sales of equipment and build out of stores to our franchisees. Excluding revenue and costs from the sales of equipment and build out of stores to our franchisees, our gross profit would have been 34.7% which is in line with the prior year adjusted gross profit of 37.9% . Rental expenses from continuing operations for the retail stores amounted to $696,771 or 25.2% of sales and $34,106 or 4.1% of sales for the same period last year. The increase is due to

$677,571 in pre opening rent and rent for sites that are not to be built the company paid. Had it not been for this pre opening rent, rent expense would have been $19,200 or 0.7% of revenue. The pre opening rent is due to lease obligations commencing prior to stores being opened and transferred to franchisees or terminating a lease that the company has signed and will not open a store. Salaries and wages from continuing operations amounted to $513,464 or 18.6% of sales and $121,501 or 14.5% of sales for the same period last year. The percentage increase is due to the increase in corporate staff. General and administrative expenses from continuing operations amounted to $145,826 or 5.3% of sales and $154,393 or 18.4% of sales for the same period last year. Marketing expenses were $210,822 or 7.6% and $0 for the same period last year. Marketing expenditures include retail marketing designed to increase store traffic and revenue, franchise marketing designed to find more qualified franchisees, and investor relations designed to improve the liquidity and price of our common stock. Professional fees were $144,986 or 5.2% of revenue and $55,428 or 6.6% of revenue for the same period last year.

Three Months ending June 30, 2007 compared to three month ending June 30, 2006

The period covered by our unaudited financial statements is for the three months ended June 30, 2007 during which time we generated $2,159,242 in revenue from continuing operations and recognized a net loss before discontinued operations of $1,422,811 during the same period last year we generated $364,424 in revenue from continuing operations and incurred a net gain of $26,629 from continuing operations. The revenue was generated from franchise fees, from revenue generated in royalty revenues, from food and supplies sold to our franchise owned stores and from revenue generated from the sale of equipment and build out of stores to our franchisees. The increase in revenues for the current period was largely due revenue generated from the sale of equipment and build out of stores to our franchisees which increase by $1,470,000 compared to the same time frame last year. Cost of sales from continuing operations amounted to $2,288,391, resulting in gross loss from continuing operations of $129,149, or 6.0% compared to cost of sales of $179,352, resulting in gross profit from continuing operations of $185,072, or 50.7% for the same period last year. The percentage decrease is due to the change in gross profit from sales of equipment and build out of stores to our franchisees. Rental expenses from continuing operations for the retail stores amounted to $573,497 or 26.6% of sales and $14,869 or 4.1% of sales for the same period last year.

The increase is due to $563,897 in pre opening rent the company paid. Had it not been for this pre opening rent, rent expense would have been $9,600 or 0.4% of revenue. The pre opening rent is due to lease obligations commencing prior to stores being opened and transferred to franchisees or terminating a lease that the company has signed and will not open a store. Salaries and wages from continuing operations amounted to $287,798 or 13.3% of sales and $65,327 or 17.9% of sales for the same period last year. The percentage increase is due to the increase in corporate staff. General and administrative expenses from continuing operations amounted to $73,778 or 3.4% of sales and $114,873 or 31.5% of sales for the same period last year. Marketing expenses were $49,769 or 2.3% and $0 for the same period last year. Marketing expenditures include retail marketing designed to increase store traffic and revenue, franchise marketing designed to find more qualified franchisees, and investor relations designed to improve the liquidity and price of our common stock. Professional fees were $84,212 or 3.9% of revenue and $27,651 or 7.6% of revenue for the same period last year.

During the period, six franchised stores opened and one store closed. At the end of the quarter, there were twenty one stores open..

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 we had $23,592 cash on hand and negative working capital of $2,084,147. As of June 30, 2007 our total current assets were $599,198, and our total assets were $712,575.

At June 30, 2007 our total liabilities were $2,683,345, of which all were considered to be current.

For the six months ended June 30, 2007, net cash used by operating activities was $661,883 compared to net cash provided by operations of $83,847 for the same period last year. Net cash used by investing activities was $20,482 compared to cash provided by investing activities $169,188 for same period last year. Net cash provided by financing activities was $150,727 compared to $116,362 for the same period last year.

Presently, we have insufficient revenue and cash flow to support our growth plan. Management is in the process of raising an additional $2,500,000 in capital. We believe this will be enough capital for our 2007 and 2008 growth plan.

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to proceed with our expansion program at the level anticipated. Subsequent to the period ending, management was able to secure a $400,000 convertible debenture, please see note 6 of the financial statements.

FUTURE OPERATIONS

Immediate Objectives

Our primary objective for the 12 month period ending June 30, 2008 will be to expand our franchise program into three (3) new states, and secure new retail locations in all states that we operate. We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. We also plan on introducing additional products into our stores during the second half of 2007.

Retail Locations

Our business plan for the 12 month period ending June 30, 2008, envisions opening 8 new franchise stores and no corporate owned stores for a total of 8 new operating stores. The stores will range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1,200 square feet.

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

Our officers and directors and their affiliate, in the aggregate, beneficially own 26.9% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically

Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We are authorized to issue up to 100,000,000 common shares, of which 21,235,801 are issued and outstanding. Our board of directors has the authority to cause our company to issue additional shares of common stock or issue warrants or options to purchase shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future.

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

As required by Rule 13a-15 under the Exchange Act, as at June 30, 2007 (being the end of the period covered by this quarterly report on Form 10-QSB) we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer and our chief financial officer. Based upon that evaluation, our company's president and chief executive officer and chief financial officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On March 20, 2007, we filed for arbitration against a Florida franchisee seeking payment of past due obligations. We believe that the franchisee owes over $181,000. No discovery has been initiated and as such no reasonable assessment of outcome is possible. On August 9, 2007, we were served with an action in circuit court in the state of

Missouri. The claim is for approximately $15,000 for past due rent, but management has not had an opportunity to review this claim. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

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
Clive Barwin
Errol Brome
Lance Rosenberg
Cecil Hofman
(incorporated by reference from our Form 8-K, filed on June 12, 2005).

Exhibit Number	Description
10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).
(21)	Subsidiaries of the small business issuer
Melt (California) Inc.
Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002
31.2*	Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002
32.2*	Certification under Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

By: /s/ Clive Barwin
Clive Barwin, President, CEO, Secretary and Director
(Principal Executive Officer)

Date: August 13, 2007

By: /s/ Scott M. Miller
Scott M. Miller, Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 13, 2007