Form 10QSB
period 2007-09-30
MELT INC
filed 2007-11-14
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,290,000 common shares issued and outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

Item 1.	Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended September 30, 2007 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$-	$555,230
Receivables, net of allowance of $5,000	262,855	804,685
Prepaid expenses	-	7,500
Inventory	-	4,130
Total Current Assets	262,855	1,371,545
FIXED ASSETS, NET	50,871	51,518
OTHER ASSETS
Trademark, net	871	1,239
Deposits	6,500	196,817
Total Other Assets	7,371	198,056
ASSETS FROM DISCONTINUED OPERATIONS (NOTE 4)	364,000	732,624
TOTAL ASSETS	$685,097	$2,353,743

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Cash overdraft	$94,144	$-
Accounts payable	445,937	870,058
Accrued expenses	455,157	192,498
Accrued management fees – related party	81,911	63,911
Notes payable - related party	311,260	242,000
Accrued interest - related party	68,676	40,328
Notes payable	512,130	113,239
Accrued interest	7,167	10,195
Deferred revenue	250,000	550,000

Total Current Liabilities	2,226,382	2,082,229

LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 4)	-	326,507

TOTAL LIABILITIES	2,226,382	2,408,736

STOCKHOLDERS’ EQUITY (Deficit)

Common stock; $0.001 par value, 100,000,000
shares authorized, 21,290,000 and 21,200,000 shares
issued and outstanding, respectively	21,290	21,200
Additional paid-in capital	1,897,001	1,767,017
Deferred equity compensation	(73,653)	-
Accumulated deficit	(3,385,923)	(1,843,210)

Total Stockholders’ Equity (Deficit)	(1,541,285)	(54,993)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$685,097	$2,353,743

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES

Food and beverage sales	$594,660	$229,387	$1,332,011	$714,004
Royalty and marketing fees	167,660	49,203	390,089	112,135
Franchise fees	225,000	100,000	450,000	175,000
Miscellaneous finders and professional fees	16,875	5,738	47,530	40,892

Total Revenues	1,004,195	384,328	2,219,630	1,042,031

COST OF SALES

Cost of food and beverage	467,988	181,606	1,159,622	570,776
Materials and supplies	108,645	14,729	145,703	47,603

Total Cost of Sales	576,633	196,335	1,305,325	618,379

GROSS PROFIT	427,562	187,993	914,305	423,652

EXPENSES

Depreciation and amortization	2,635	1,839	8,567	20,655
Marketing	29,280	48,162	240,102	73,584
Professional fees	30,388	44,645	175,374	100,073
Rent	9,951	7,098	28,765	41,204
Salaries and wages	172,665	57,369	686,129	178,870
Management fees	6,000	27,600	18,000	83,250
Bad debt expense	1,592	-	1,592	-
General and administrative	56,047	126,260	201,872	255,231

Total Expenses	308,558	312,973	1,360,401	752,867

INCOME (LOSS) FROM OPERATIONS	119,004	(124,980)	(446,096)	(329,215)

OTHER INCOME (EXPENSES)

Interest expense	(11,520)	(9,551)	(30,875)	(23,755)
Interest income	909	2,855	1,843	3,510
Gain (Loss) on sale of fixed assets	-	-	(3,502)	91,657

Total Other Income (Expense)	(10,611)	(6,696)	(32,534)	71,412

INCOME (LOSS) BEFORE MINORITY
INTEREST, DISCONTINUED OPERATIONS
AND INCOME TAXES	108,393	(131,676)	(478,630)	(257,803)

MINORITY INTEREST	-	15,110	-	55,578

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	$108,393	$(116,566)	$(478,630)	$(202,225)

(Loss) from sale of subsidiary (Note 3)	-	(22,149)	-	(22,149)
(Loss) from discontinued operations (Note 3)	-	(30,220)	-	(111,156)
Income (Loss) from discontinued operations
(Note 4)	321,337	66,523	(1,064,083)	106,824

TOTAL INCOME (LOSS) FROM
DISCONTINUED
OPERATIONS	321,337	14,154	(1,064,083)	(26,481)

INCOME (LOSS) BEFORE INCOME TAXES	429,730	(102,412)	(1,542,713)	(228,706)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$429,730	$(102,412)	$(1,542,713)	$(228,706)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE:

Income (loss) per share on continuing
operations	$0.00	$(0.01)	$(0.02)	$(0.01)

Income (loss) per share on discontinued
Operations	0.02	0.00	(0.05)	(0.00)

Net income (loss) per share	$0.02	$0.01	$(0.07)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,290,000	20,280,000	21,254,066	20,280,000

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	22,109,000	21,210,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2006	21,200,000	$21,200	$1,767,017	$-	$(1,843,210)

Common stock issued for
Services and accrued services	90,000	90	45,810	-	-
(unaudited)

Stock options issued for
deferred equity compensation	-	-	172,264	(172,264)	-
(unaudited)

Amortization of deferred equity
Compensation (unaudited)	-	-	-	10,521	-

Cumulative effect of stock option
forfeiture (unaudited)	-	-	(88,090)	88,090	-

Net loss for the nine months
ended September 30, 2007 -
(unaudited)	-	-	-	-	(1,542,713)

Balance, September 30, 2007 -
(unaudited)	21,290,000	$21,290	$1,897,001	$(73,653)	$(3,385,923)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(1,542,713)	$(228,706)
Less: loss from discontinued operations	(1,064,083)	(185,327)

Net loss before discontinued operations	(478,630)	(43,379)
Items to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	8,567	20,655
Bad debt expense	6,592	-
Amortization of deferred equity compensation	10,521	-
Common stock issued for services	34,650	-
Minority interest	-	(55,578)
(Gain) loss on sale of fixed assets	3,502	(91,657)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	332,664	(386,870)
Decrease in supplies and inventory	4,130	57,311
Decrease in prepaid expenses	7,500	8,624
(Increase) in other assets	(72)	-
Increase in accounts payable and accrued expenses	16,230	699,107
Increase in interest payable – related party	25,320	10,089
Increase in interest payable	-	5,663
Increase in management fees payable	18,000	18,000
Increase (decrease) in deferred revenue	(300,000)	325,000

Net Cash Provided (Used) by Operating Activities	(311,026)	566,965

Net Cash Used by Discontinued Activities	(791,867)	(700,161)

Total Net Cash Used by Operating and Discontinued
Activities	(1,102,893)	(133,196)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	1,546	-
Purchases of fixed assets	(16,178)	(33,929)

Net Cash Used by Investing Activities
– Continuing Operations	(14,632)	(33,929)

Net Cash Provided by Investing Activities
– Discontinued Operations	-	231,900

Net Cash Provided (Used) by Investing Activities	$(14,632)	$197,971

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in cash overdraft	$94,144	$-
Proceeds from notes payable	400,000	114,703
Payments on notes payable	(1,109)	(887)
Proceeds from notes payable – related party	201,260	25,659
Payments on notes payable – related party	(132,000)	(32,495)
Net Cash Provided by Financing Activities	$562,295	$106,980
INCREASE (DECREASE) IN CASH	(555,230)	171,755
CASH AT BEGINNING OF PERIOD	555,230	245,064
CASH AT END OF PERIOD	$-	$416,819
CASH PAID FOR:
Interest	$16,155	$3,250
Income taxes	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for services and accrued services	$34,650	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

.
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

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary of Melt Inc was organized on February 2, 2005 under the laws of the State of Nevada. Melt Franchising LLC is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café. To-date Melt Franchising LLC has sold thirty-two franchises of which twenty-three are operating and four are in the process of finding suitable locations to operate their stores. During the three months ended September 2007, Melt (CA) discontinued its business of constructing franchisee sites and completed the construction of three sites and abandoned construction of six sites (see Note 4).

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 and 7 years, respectively. Depreciation is computed using the straight-line method beginning when the assets are placed in service. Depreciation expense on assets used in continuing operations for the nine months ended September 2007 and 2006 was $8,567 and $20,655, respectively.

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
September 30, 2007 and December 31, 2006

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. The Company opened 7 new franchise stores during the nine months ended September 30, 2007 and recognized $450,000 in franchise fee revenue.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of September 30, 2007 the company maintained deferred revenue of $250,000. This represents ten sites in deferred revenue.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

g. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts related to franchise royalties, rents and other miscellaneous items.

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts is $5,000 at September 2007 for accounts receivable from continuing operations, while bad debt expense from continuing operations totalled $1,592 for the period ended September 30, 2007.

h. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the nine months ended September 30, 2007 and 2006 was $240,102 and $73,584, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., Melt Franchising LLC and formerly owned subsidiary Villa Melt LLC, a company in which Melt Inc. controlled and owned 50% of the equity until it was sold in August 2006 (see Note 3). All material inter-company accounts and transactions have been eliminated.

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
September 30, 2007 and December 31, 2006

NOTE 2 -	SIGNIFICANT EVENTS

Franchise Locations

During the first nine months of 2007, five franchisee locations elected to terminate their franchise agreement. The franchise fees associated with those locations are non refundable and were included in deferred revenue at December 31, 2006. We have recorded $125,000 in franchise fee revenue associated with these five franchise agreement terminations. Three of these five locations are with the franchisee described in the litigation note below.

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

Litigation

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. An arbitrator has been appointed and a preliminary hearing was held wherein Respondents, who have not responded to the demand for arbitration, alleged that the arbitration clause contained in Respondents’ franchise agreements violates California law and is therefore unenforceable. Further, Respondents are seeking to disqualify the Arbitrator because the Arbitrator is local counsel for our co-counsel Faegre & Benson (who has subsequently been removed as co-counsel). As of October 31, 2007 the demand is still pending subject to resolution of these preliminary matters.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz.

On September 19, 2007, Plaintiffs filed a punative class action against us, our affiliates, and our officers and employees alleging damages and injunctive relief under state Franchise Acts,

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 2 -	SIGNIFICANT EVENTS (CONTINUED)

Litigation (Continued)

restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purport to represent a class of our franchisees. We and our affiliates and employees deny the allegations and intend to respond to this litigation.

Financing

On July 30, 2007, the company borrowed $400,000 from Money for Gelato, Inc (MFG). The loan is convertible into restricted common stock at fixed conversion prices over the next five years, if not repaid within twelve months. The loan carries an interest only payment of prime plus 3%. Due to the conversion price being greater than the market price of the Company’s common stock at issuance, no beneficial conversion feature was recognized as a result of entering into the loan.

Franchise Closure

On July 2, 2007 the company entered into a settlement agreement with our St Louis franchisee. The settlement covers this store and a franchise agreement for a second store as well as two sublease agreements. As part of this settlement the company is now liable for the rent payment on these two stores.

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

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 3 -	SALE OF SUBSIDIARY (CONTINUED

All assets, liabilities and operating results of Villa Melt, LLC are included in discontinued operations as of September 30, 2006. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

	For the	For the
	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
REVENUES	$75,583	$312,472
COST OF SALES	29,003	99,992
GROSS PROFIT	46,580	212,480
EXPENSES
Depreciation and amortization	11,702	46,808
Professional fees	1,520	1,520
Rent	20,944	97,345
Salaries and wages	23,356	112,026
General and administrative	17,728	65,891
Total Expenses	76,800	323,590
LOSS FROM OPERATIONS	(30,220)	(111,110)
OTHER EXPENSE
Interest expense	-	46
Total Other Expense	-	46
LOSS FROM DISCONTINUED OPERATIONS	$(30,220)	$(111,156)

NOTE 4 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations related construction and sale of store locations for franchisees, its “store in a box” program due to continuing losses. During the period Melt (CA) completed construction on three stores and abandoned construction activities on six stores.

All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of September 30, 2007. No tax benefit has been attributed to

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 4 -	DISCONTINUED OPERATIONS (CONTINUED)

discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	September 30,		December 31,
	2007		2006
CURRENT ASSETS
Accounts receivable – related party	$364,000	$
Construction in-process	-		732,624
Total Current Assets	$364,000		$732,624
CURRENT LIABILITIES
Construction deposits	$-		$326,507

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES

Franchise
stores
construction/
equipment	$675,594	$807,945	$2,228,071	$967,874
Professional
and finders
fees	14,534	106,500	9,500	129,000

Total
Revenues	690,128	914,445	2,237,571	1,096,874

COST OF SALES

Franchise stores
construction/
equipment costs	120,221	847,922	2,127,553	990,050
Professional
and finders fees	12,000	-	57,000	-

Total Cost of
Sales	132,221	847,922	2,184,553	990,050

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 4 -	DISCONTINUED OPERATIONS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

GROSS PROFIT
(DEFICIT)	$557,907	$66,523	$53,018	$106,824

EXPENSES

Bad debt	-	-	202,574	-
Rent	5,514	-	683,471	-

Total Expenses	5,514	-	886,045	-

INCOME (LOSS)
FROM
OPERATIONS	552,393	66,523	(833,027)	106,824

OTHER EXPENSE

Loss on write-off
of construction
work in-process	231,056	-	231,056	-

INCOME (LOSS)
FROM
DISCONTINUED
OPERATIONS	$321,337	$66,523	$(1,064,083)	$106,824

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

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

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2007 and December 31, 2006 and changes during the periods is presented below:

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)
		Weighted	Weighted
		Average	Average
	Options	Price	Fair Value

Outstanding, December 31, 2006	-	$-	$-

Issued	1,760,000	0.40	0.20
Exercised	-	-	-
Forfeited	(1,330,000)	0.40	0.20
Expired	-	-	-

Outstanding, September 30, 2007	430,000	$0.40	$0.20

Exercisable, September 30, 2007	-	$-	$-

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	9/30/07	Life	Price	9/30/07	Price

$0.40	430,000	4.50	$0.40	-	$-

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.54%
Expected lives	5 years
Expected volatilities	50%
Dividend yields	0.00%
Expected forfeitures	50%

As a result of forfeitures being in excess of expected amounts, the Company recorded a cumulative effect adjustment related to the excess forfeitures as a reduction of deferred equity compensation in the amount of $87,845, reduced recognized compensation year-to-date by $244 and reduced additional paid-in capital by $88,090.

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2007 and December 31, 2006 and changes during the periods is presented below:

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants (Continued)

		Weighted	Weighted
		Average	Average
	Warrant	Price	Fair Value

Outstanding, December 31, 2006	1,390,000	$0.82	$0.57

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(930,000)	0.75	0.75

Outstanding, September 30, 2007	460,000	$0.95	$0.95

Exercisable, September 30, 2007	460,000	$0.95	$0.95

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	9/30/07	Life	Price	9/30/07	Price

$0.90 – 1.00	460,000	1.05	$0.95	460,000	$0.95

NOTE 6 -	GOING CONCERN

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

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 6 -	GOING CONCERN (CONTINUED)

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

RESULTS OF OPERATIONS

Nine Months ending September 30, 2007 compared to nine months ending September 30, 2006

The period covered by our unaudited financial statements is for the nine months ended September 30, 2007 during which time we generated $2,219,630 in revenue from continuing operations and recognized a net loss before discontinued operations of $478,630 during the same period last year we generated $1,042,031 in revenue from continuing operations and incurred a loss of $202,255 from continuing operations. The revenue was generated from franchise fees, from revenue generated in royalty revenues and from food and supplies sold to our franchise owned stores. The increase in revenues from continuing operations for the current period was in almost all categories of revenue with royalty income up approximately 248%, franchisee fee income up 157% and sales of food and beverage up 87%. Cost of sales from continuing operations amounted to $1,305,325, resulting in gross profit from continuing operations of $914,305, or 41% compared to cost of sales of $618,375 during the same period last year, resulting in gross profit from continuing operations of $423,656, or 41%. The percentage gross profit is in line with the prior year adjusted gross profit.

Salaries and wages from continuing operations amounted to $686,129 or 31% of sales and $178,870 or 17% of sales for the same period last year. The percentage increase is due to the increase in corporate staff. General and administrative expenses from continuing operations amounted to $201,872 or 9% of sales and $255,231 or 24% of sales for the same period last year. Marketing expenses were $240,102 or 11% of sales and $73,584 or 7% of sales for the same period last year. Marketing expenditures include retail marketing designed to increase store traffic and revenue, franchise marketing designed to find more qualified franchisees, and investor relations designed to improve the liquidity and price of our common stock. Professional fees were $175,374 or 8% of revenue and $100,073 or 10% of revenue for the same period last year.

Three Months ending September 30, 2007 compared to three month ending September 30, 2006

The period covered by our unaudited financial statements is for the three months ended September 30, 2007 during which time we generated $1,004,195 in revenue from continuing operations and recognized net income before discontinued operations of $108,393 during the same period last year we generated $384,324 in revenue from continuing operations and incurred a net loss of $116,566 from continuing operations. The revenue was generated from franchise fees, from revenue generated in royalty revenues and from food and supplies sold to our franchise owned stores. The increase in revenues for the current period was in almost all categories of revenue with royalty income up approximately 241%, franchisee fee income up 125% and sales of food and beverage up 159%. Cost of sales from continuing operations amounted to $576,633, resulting in gross loss from continuing operations of $427,562, or 43% compared to cost of sales of $196,335, resulting in gross profit from continuing operations of $187,993, or 49% for the same period last year. The percentage decrease is due mainly to the increase in food and beverage costs relative to sales prices.

Salaries and wages from continuing operations amounted to $172,665 or 17% of sales and $57,369 or 15% of sales for the same period last year. The percentage increase is due to the increase in corporate staff. General and administrative expenses from continuing operations amounted to $56,047 or 6% of sales and $126,260 or 33% of sales for the same period last year. Marketing expenses were $29,280 or 3% of sales and $48,162 or 13% of sales for the same period last year. Marketing expenditures include retail marketing designed to increase store traffic and revenue, franchise marketing designed to find more qualified franchisees, and investor relations designed to improve the liquidity and price of our common stock. Professional fees were $30,388 or 3% of revenue and $44,645 or 12% of revenue for the same period last year.

During the period, three franchised stores opened and one store closed. At the end of the quarter, there were twenty three stores open.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007 we had $0 cash on hand and negative working capital of $1,963,527. As of September 30, 2007 our total current assets were $262,855, and our total assets were $685,097.

At September 30, 2007 our total liabilities were $2,226,382 of which all were considered to be current.

For the nine months ended September 30, 2007, net cash used by operating activities from continuing operations was $311,026 compared to net cash provided by operations of $566,965 for the same period last year. Net cash used by investing activities for continuing operations was $14,632 compared to cash used by investing activities for continuing operations of $33,929 for same period last year. Net cash provided by financing activities was $562,295 compared to $106,980 for the same period last year.

Presently, we have insufficient revenue and cash flow to support our growth plan. Management is in the process of raising an additional $2,500,000 in capital. We believe this will be enough capital for our 2007 and 2008 growth plan. During July 2007 management was able to secure a $400,000 convertible loan, please see note 2 of the financial statements.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective for the 12 month period ending September 30, 2008 will be to expand our franchise program into three (3) new states, and secure new retail locations in all states that we operate. We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. We also plan on introducing additional products into our stores during the second half of 2007.

Retail Locations

Our business plan for the 12 month period ending September 30, 2008, envisions opening 8 new franchise stores and no corporate owned stores for a total of 8 new operating stores. The stores will range from kiosk’s of approximately 180 square feet to sit down gelateria’s of up to 1,200 square feet.

Cash Requirements

Presently, our cash is sufficient to fund our normal operating expenses. Management projects that we will require at least $1,250,000 to fund continuing operations over the next twelve months. We have signed retail leases for new stores that the we plan to award to franchisee’s, if our company is not able to find franchisee’s for these committed leases we will be required to raise additional funds to build out and operate the stores until they can be sold to interested franchisees.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our president and chief financial officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the nine month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. An arbitrator has been appointed and a preliminary hearing was held wherein Respondents, who have not responded to the demand for arbitration, alleged that the arbitration clause contained in Respondents’ franchise agreements violates California law and is therefore unenforceable. Further, Respondents are seeking to disqualify the Arbitrator because the Arbitrator is local counsel for our co-counsel Faegre & Benson (who has subsequently been removed as co-counsel). As of October 31, 2007 the demand is still pending subject to resolution of these preliminary matters.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage,

Liyange Investments, LLC (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz.

On September 19, 2007, Plaintiffs filed a punative class action against us, our affiliates, and our officers and restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purport to represent a class of our franchisees. We and our affiliates and employees deny the allegations and intend to respond to this litigation.

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

On August 31, 2007, Scott M. Miller resigned as Executive Vice President and Chief Financial Officer and Clive Barwin was appointed Chief Financial Officer of our company.

Item 6.	Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).

3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).

(10)	Material Contracts

10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).

10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).

Exhibit Number	Description

10.3	Form of loan agreement entered into with each of: Clive Barwin Errol Brome Lance Rosenberg Cecil Hofman (incorporated by reference from our Form 8-K, filed on June 12, 2005).

10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).

(21)	Subsidiaries of the small business issuer

Melt (California) Inc. Melt Franchising LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification under Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

By: /s/ Clive Barwin
Clive Barwin, President, CEO, CFO, Secretary and Director
(Principal Executive Officer)

Date: November 14, 2007