Form 10KSB
period 2007-12-31
MELT INC
filed 2008-03-28
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [    ] to [    ]

Commission file number 333-109990

MELT, INC.
(Name of small business issuer in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31556 Loma Linda, Temecula, CA	92592
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 1-310-601-7907

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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
Yes [   ]   No [ X ]

State issuer's revenues for its most recent fiscal year. $5,250,371

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

13,500,000 common shares at $0.20(1) per common share = $2,700,000.00

(1) Average of bid and ask closing prices on March 15, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]  No [X]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

21,290,000 common shares issued and outstanding as of March 15, 2008.

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

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

Corporate History

We were incorporated in the State of Nevada on July 18, 2003 with the intention to commence operations as a gelato bar and coffee shop through our wholly-owned subsidiary, Melt CA. Our wholly-owned subsidiary, Melt CA, was incorporated in the State of California on August 6, 2003 and our wholly-owned subsidiary Melt Franchising LLC was incorporated in the state of Nevada on February 26, 2005. Melt Franchising is responsible for the sale of franchises and support of our franchisees. We opened our first corporate owned retail outlet on November 28, 2003.

On July 27, 2004, we incorporated Villa Melt LLC in the State of California for the purpose of operating retail gelato bars. Upon incorporation and until August 22, 2006, we owned 50% of the equity, while a previous supplier of our company (Dolci Dolci LLC) owned the other 50%. On August 22, 2006, we entered into an agreement with Dolci Dolci LLC wherein we agreed to sell our interest in Villa Melt.

Our Current Business

Through our wholly-owned subsidiary, Melt Franchising LLC, we franchise retail gelato bars and quick casual restaurants under the name of "Melt-gelato italiano®",“Melt – café & gelato bar®”, and “Melt gelato and crepe cafe®.” Our subsidiary, Melt CA, was responsible for owning and operating corporate owned gelato bars, and constructing gelato bars, for and on behalf of, franchisees. Currently our company does not own or operate any gelato bars. Our main business strategy is in licensing our brand and business methodology to franchise owned and operated stores. To date, we have sold 47 franchises, of which 23 are currently open and operating stores, 14 in California, 4 in Arizona, 2 in Massachusetts, 1 in Ohio, 1 in Illinois and 1 in Connecticut. 4 stores have closed, 4 have been transferred and 14 agreements have been terminated due to franchisees not finding suitable locations within the time period allowed. As of March 15, 2008, we have entered into franchise agreements for an additional 4 stores, which we expect to open in 2008.

As of September 2007, we discontinued our operations in Melt CA, and will no longer offer the services of constructing stores for our franchisees, due to continuing losses and infrastructure requirements.

On March 21, 2005, we filed a Uniform Franchise Offering Circular (UFOC) which allowed our company to offer franchises in those states that do not require registration and in California, Washington, Illinois, and New York, which require registration. As of April 2005, we embarked on an aggressive strategy to grow our business through the sale of franchises. We commenced marketing in July 2005 and have entered into 49 franchise agreements as of March 15, 2008.

On May 28, 2006, we entered into an Asset Purchase Agreement and Bill of Sale for our corporate owned store located in the Galleria at Tyler, Riverside, CA. As a result of this transaction, a gain on sale of equipment of $94,592 was recorded in the second quarter of 2006.

On August 22, 2006, we entered into an agreement to sell our equity interest in our 50% subsidiary, Villa Melt, LLC, to the remaining interest holders for $145,000. Upon close of the sale, we recognized a loss on sale of assets of $22,149. With the sale of this subsidiary, our company no longer has any company operated locations.

Sources of Revenue

Our revenue is derived from several sources. Revenue is recognized by initial franchise fees charged to new franchisees and recurring royalties based on sales made at franchisee owned and operated stores. We also sell food and beverages to franchise owned and operated stores. A portion of our revenue during 2007 was generated through the management of the construction of retail locations and the sale of equipment to franchisees, however as of September 30, 2007 we have closed this department and no longer offer this as a service.

Products

Our main products sold in the retail stores are gelato, sorbetto, crepes, paninis, salads, smoothies, coffee, sodas, and other food related items.

Principal Markets and target customer

In 2007, we opened 12 new franchise owned and operated stores in Arizona, California, Connecticut, Illinois, Massachusetts, and Ohio, and closed 4 stores in Florida, Missouri and California. In 2008, we plan to reduce the pace of our growth with the intention of solidifying our operations and procedures, improving our in store and retail marketing program, and fine tuning the look and feel of the stores. To date, most of our stores are located in major regional shopping malls, however, in 2008 we will be testing the concept outside of malls with the intention of creating a destination point as opposed to an impulse buy. The appeal of our product and concept allows us to target customers which includes a broad demographic comprised of males and females of all ages and all incomes, however we will primilarly concentrate in areas that have a joint family income of $75,000 and greater.

Principal Suppliers

We currently obtain our main products from two suppliers. We believe our suppliers have the capability to increase production to meet our needs now and in the future.

Competition

The quick service and quick casual service food sector is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream, and yogurt business entities that provide similar products, as well as other quick service and quick casual food retailers. Direct competition with retail food stores that market and sell Italian ice cream (gelato) is, however, limited to a few small companies with less than 20 stores and individual business people that have one to a few gelato bars. The market is growing at a rapid rate and new gelato bars are opening up in various markets across the country.

Employees

As of December 1, 2007, we entered into an unwritten agreement with Chill Inc. whereby all employees of our company and our subsidiaries were transferred to Chill Inc. This was done to simplify the operations at Melt and to reduce audit and other costs. Chill Inc. is a non arms length company in that Clive Barwin and Brandon Barwin are shareholders of Chill Inc. As a result of this verbal agreement, we are not subject to collective bargaining agreements. We intend to enter into a formal agreement with Chill Inc. in the near future.

Our officers and management roles are divided as follows:

President, Chief Executive Officer and Chief Financial Officer – Clive Barwin, has direct responsibility for overall management, marketing, finance, product and business development.

Vice-President (Operations) – Brandon Barwin, has direct responsibility for operations of franchise owned stores.

Vice President and General Counsel – Josiah Puder, Esq., manages our company’s legal affairs and assists in the strategic development of our company.

Growth Strategy

Our plan for the year ending 2008 includes opening 6 franchise owned and operated stores in 3 states. We have dramatically slowed down our growth to allow us time to get the financial affairs of our business under control and spend time improving the operations, procedures and marketing departments before expanding at a more rapid rate in 2009. Our plan in 2009 includes opening 24 franchise owned stores. During the years ahead, we plan on being more selective in allowing people to become franchisees with the intention of reducing the number of failing or under performing stores.

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

Intellectual Property

Our company has registered the following service marks ‘Melt – gelato italiano”®. “Melt – café & gelato bar®” and “Melt – gelato and crepe café®”. These measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of any third parties.

We do not rely on trade secrets to protect our intellectual property. We do not execute confidentially and non-disclosure agreements with our own staff, however, as part of our franchise agreement our franchisees are required to execute confidentiality, non-disclosure, and non-competition agreements. We believe our success depends on the knowledge, experience, and commitment of our management team and on the success of our franchisees.

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

We have a limited operating history. Our future is subject to the risks and expenses encountered by early stage companies, such as uncertainty regarding level of future revenue and inability to budget expenses and manage growth accordingly, uncertainty regarding acceptance of our products and retail operations and inability to access sources of financing when required and at rates favourable to us. Our limited operating history and the highly competitive nature of the retail food industry make it difficult to predict future results of our operations. We may not establish a customer following that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

If we are unable to protect our trade name, our efforts to increase public recognition of our ”Melt” brand may be impaired and we may be required to incur substantial costs to protect our trade name.

Our service marks "Melt-gelato italiano®", “Melt – café & gelato bar®”, and “Melt – gelato and crepe café®” have been registered with the US Patent & Trade Mark Office. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties; require expenditure of significant resources to develop non-infringing trade name and trademarks, any of which could have a material adverse effect on our business, operating results and financial condition.

The establishment and maintenance of brand identity of our “Melt” brand gelato products is critical to our future success. If we are unable to promote and maintain our “Melt” brand our business could fail.

Since we expect that substantially all of our revenues will be generated from purchases by the consumer of our gelato and related products at franchise owned and operated retail outlets, market acceptance of our products is critical to our future success. Factors such as market positioning, retail locations, the availability and price of competing products (in particular, frozen desserts), and the introductions of new products will affect the market acceptance of our business.

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

The retail frozen dessert industry is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream and gelato business entities that provide similar products, including stores that sell frozen yogurt.

A number of our competitors are well established, substantially larger, and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. These existing and future competitors may be able to respond more quickly to new or changing opportunities, product and customer requirements than us and may be able to undertake more extensive promotional activities, offer more retail locations to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors could materially and adversely affect our ability to commence, maintain, or expand our operations.

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

Since our inception on July 18, 2003, our President, Chief Executive Officer, Chief Financial Officer, Secretary and director, Clive Barwin, and our Vice-President and director, Brandon Barwin, our key employees, have handled all of the responsibilities in the area of corporate administration, business development, research and operations. In addition, Clive Barwin has also provided us with capital raising services. The loss of the services of either of Clive Barwin or Brandon Barwin, or the inability to identify, hire, train and retain other qualified directors, executive officers or personnel in the future would have a material adverse affect on our business, financial condition and operating results. We do not maintain any life insurance policies on any of these directors, executives, or key personnel for our benefit.

Because our officers, directors and principal shareholders control a substantial portion of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliate, in the aggregate, beneficially own 27.64% of issued and outstanding shares of our common stock. As a result, they have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and one of our principal shareholders (specifically Glynis Sive, the wife of Clive Barwin) can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we might not have sufficient insurance to cover any losses that may arise, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. At the moment we do not carry comprehensive liability insurance, however we are currently obtaining pricing from various insurance companies and expect to have comprehensive insurance coverage in the very near future. However, when we do have insurance, there can be no assurance that we have coverage sufficient to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

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

Our stock is as penny stock. Trading of our stock may be restricted by the SEC's "Penny Stock" regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.            Description of Property.

Our main office is located at the principle residence of our Vice–President, Brandon Barwin, at 31556 Loma Linda, Temecula, CA 92592. We do not expect to lease any future facilities in the near future.

We have three non cancellable operating leases for stores which we sublease to franchisees in California and one store lease in California that it is the guarantor. The leases have terms of up to 10 years, call for monthly rental payments of between $4,000 and $6,500, and are subject to annual consumer price index inflation increases. The leases contain no renewal options.

On March 15, 2007, a previously held non cancellable store lease was assigned to a franchisee. With the assignment, our company is no longer liable for any future minimum lease payments. In addition, one other non cancellable lease was subleased to a franchisee.

On July 2, 2007, we entered into a settlement agreement with our St Louis, Missouri franchisee. The settlement covers one store and a franchise agreement for a second store as well as two sublease agreements. As part of this settlement our company is now liable for the rent payment on these two stores and has notified the landlord that it intends to terminate the leases. Our company has accrued a total of $150,000 in expected settlement costs relating to these leases in the accrued expenses of discontinued operations as of December 31, 2007.

During the year ended December 31, 2007, we notified lessors of one store in Florida, one store in Massachusetts, one store in Philadelphia and one store in Louisiana that we intend to cancel our non cancellable lease and have accrued a total of $236,000 in expected settlement costs related to these leases in accrued expenses of discontinued operations as of December 31, 2007.

Item 3.            Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC. American Arbitration Association Case No. 73 114 00147 07 JEEN. On March 18, 2007, we, and MCI, filed a demand for arbitration against respondents seeking a finding and/or declaration that we are entitled to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and MCI; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. An arbitrator was appointed and a preliminary hearing was held wherein Respondents, who have not responded to the demand for arbitration, alleged that the arbitration clause contained in Respondents’ franchise agreements violates California law and is therefore unenforceable. Further, Respondents sought to disqualify the Arbitrator because the Arbitrator is local counsel for our co-counsel Faegre & Benson (who has subsequently been removed as co-counsel). The parties are in the process of selecting an arbitrator or consolidating the claims with the action discussed below.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz. Superior Court of the State of California, County of Los Angeles, Case No. BC377783. On September 19, 2007, plaintiffs filed a putative class action against us, our affiliates, and our officers and employees alleging damages and injunctive relief under state Franchise Acts, restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purport to represent a class of our franchisees, however, we will oppose any class certification and no certification has, as of February 2008, been granted. As of February 29, 2008, the plaintiffs have filed a First Amended Complaint and are seeking to file a Second Amended Complaint. We expect to assert a variety of counterclaims against the plaintiffs in our responsive pleading.

Item 4.            Submissions of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters.

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “MLTC.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
December 31, 2007	$0.40	$0.11
September 30, 2007	$0.53	$0.43
June 30, 2007	$0.54	$0.40
March 31, 2007	$0.51	$0.40
December 31, 2006	$0.85	$0.75
September 30, 2006	$0.90	$0.65

(1)            Our common shares were initially approved for quotation on the OTC Bulletin Board on June 27, 2005 under the symbol “MLTC”.

Our common shares are issued in registered form. Nevada Agency & Trust Co., 50 West Liberty, Suite 800, Reno, NV 89501 (Telephone 775-322-0626, Facsimile 775-322-5623) is the registrar and transfer agent for our common shares. On March 15, 2008, the shareholders' list of our common shares showed 73 registered shareholders and 21,290,000 shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2007.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders	N/A	N/A	N/A
Equity compensation plans not
approved by security holders	3000,0000	N/A	2,261,000
Total	3,000,000	N/A	2,261,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2007.

Recent Sales of Unregistered Securities

None.

Item 6.            Management’s Discussion and Analysis and Plan of Operation.

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2007 and December 31, 2006 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership, operation and franchising of gourmet Italian style ice cream and coffee shops (gelaterias), offering for sale Italian gelato (ice cream), crepes, super smoothies, coffee, Italian sodas and related products, pastries and confections.

Our revenue from continuing operations consist of royalties earned from franchise owned retail stores, fees from franchised owned retail stores, and sale of products to franchise owned and operated stores. Our first store opened on November 28, 2003 in Palm Desert, California, since then we opened three other corporate owned stores, of which we sold our interest in two of them and closed one. Our first franchised store was opened in Glendale, California in November 2004, and since then we have opened a total of 26, of which four have closed. During fiscal 2007, 12 new franchise owned stores open and four closed.

Results of Operations

For the year ended December 31, 2007 as compared to the year ended December 31, 2006:

Total revenue from continuing operations for the year ended December 31, 2007 was $3,001,700 compared to $1,712,754 for the year ended December 31, 2006, an increase of 75%. The increase in revenue is driven by the increase in the number of franchises open and increase in the store count, resulting in increased revenues from the sale of food and beverage, royalty and marketing fees and franchise fees. During the period ending December 31, 2007 no new corporate owned stores were opened and twelve new franchise owned stores were open, for a total of twenty three franchise stores open at the end of the year. During the year ended December 31, 2006 we opened no corporate owned stores and ten new franchise stores and had fifteen franchise stores open at the end of the year.

We posted a net loss from continuing operations of $329,834 for the year ended December 31, 2007 and a total net loss of $1,641,970 compared to a net loss from continuing operations of $716,771 and a total net loss of $1,101,289 for the year ended December 31, 2006. The principal increase in the net loss was due to the store in the box program which resulted in a loss of $1,312,136 compared to $251,213 in the prior year, an increase in salaries and wages from $400,558 in the prior year to $766,698 in 2007 and an increase in marketing expense from $160,239 in the prior year to $272,871 in 2007.

Expenses

Cost of sales for continuing operations for the year ended December 31, 2007 amounted to $1,630,371 or 54% of sales compared to $1,259,315 or 74% for the year ended December 31, 2006. The increase in the cost of sales is directly related to our increase in franchise stores opened during the year. The decrease in percentage cost of sales to sales is due primarily to a change in the mix of the revenue from the different primary sources.

Total expenses from continuing operations for the year ended December 31, 2007 were $1,626,212 compared to $1,295,072 for the year ended December 31, 2006, the increase is mainly due to the increase in salaries and wages and marketing expense as a result of company growth and management of the construction department.

Salaries and wages from continuing operations amounted to $766,698 for the year ended December 31, 2007 as compared to $400,558. The increase is primarily due to the hiring of head office executives to support the growth of the concept; these executives are no longer with our company.

Marketing expenses from continuing operations amounted to $272,871 for the year ended December 31, 2007 as compared to $160,239 for the year ended December 31, 2006. The increase in expense was primarily driven by management’s hiring an investor relations firm and a public relations firm during 2007 and realizing expenses from these arrangements for the entire year. Of the total expenses, $72,500 was expended on behalf of our franchisees for brand marketing.

General and administrative expenses from continuing operations amounted to $241,089 for the year ended December 31, 2007 as compared to $290,864 for the year ended December 31, 2006. The decrease is due to a focused effort to reduce general operating costs to achieve profitability. Our general and administrative expenses consisted of travel expenses, office supplies, data processing, and miscellaneous expenses.

Depreciation and amortization from continuing operations amounted to $12,143 for the year ended December 31, 2007 compared to $22,321 for the year ended December 31, 2006, the decrease is due to sales of equipment during the year.

During the year ended December 31, 2007, we paid $100,000 in management fees to Brandon Barwin from January 1, 2007 to November 30, 2007 and accrued an additional $24,000 in management fees to Clive Barwin, compared to $72,450 paid to Brandon Barwin and $24,000 accrued to Clive Barwin for the year ended December 31, 2006. In addition, we paid $26,500 in management fees to Chill, Inc., a related party company owned and operated by the management of Melt. As of December 1, 2007, all employees of Melt were transferred to the employment of Chill, Inc. and their wages are being paid by Chill, Inc. and charged to our company in the form of a management fee.

We have incurred $60,479 in audit and accounting fees for the year ended December 31, 2007 and $134,774 in legal fees for the period ended December 31, 2007, primarily in connection with the preparation and filing of our reports required for SEC purposes. Legal fees were also expended to expand our UFOC to three additional registration states and in order to defend against litigation brought against our company and some of our officers.

Financial Condition, Liquidity and Capital Resources

At December 31, 2007, we had continuing operations working capital deficit of $979,954 compared to a deficit of $117,045 for the year ended December 31, 2006. The increase was mainly due to a reduction in cash on hand of $487,377, a reduction of accounts receivable of $585,827 and a reduction in deferred revenue of $410,000.

At December 31, 2007, our total assets from continuing operations were $278,589, of which $67,853 consisted of cash, $109,078 consisted of receivables, $46,807 consisted of fixed assets net of depreciation and $54,851 consisted of other assets. There was $55,347 of assets from discontinued operations at December 31, 2007.

At December 31, 2007, our total liabilities from continued operations were $1,565,637, of which $1,156,885 is current liabilities and $408,752 is long-term debt.

As at December 31, 2007, we owe $149,465 related to short-term operating loans and $88,000 in management fees to an officer and director.

Future Operations

2007 was a difficult year for the group. The majority of our losses and expenses were created as a result of the program that was put in place to construct new stores for franchisees and supply equipment to new franchisees. As of September 30, 2007 we discontinued the operations of these two departments. 2008 will be a year of reorganization, re-positioning, re-structuring, re-energizing and re-building each and every function within our company and the stores. We plan on transforming our business and using the experience and knowledge gained from some missteps to our advantage. We will simplify the operation with the intent of making it profitable. These plans our aimed toward creating a strong platform to allow us to once again be able to aggressively grow the franchise network in 2009.

Presently, we have insufficient revenue and cash flow to support our operation. Management is in the process of creating a plan for the raising of additional capital to help us get through 2008.

Immediate Objectives

Our primary objective for the 12 month period ending December 31, 2008 will be to create a solid base that will allow us to re-start our planned expansion program in 2009, reduce costs with the intention of getting our company closer to a breakeven point.

We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. Our expansion and marketing efforts to attract new franchisees will be greatly curtailed until we reach some of the goals mentions in the Future Operations.

Retail Locations

Our business plan for 2008 envisions opening six new franchise owned stores and no corporate owned stores.

Promotion

Our marketing efforts in 2008 will be focused towards improving our in-store marketing campaign with the intent of improving sales at the store level. During the latter part of 2007, we hired a new advertising and marketing agency with experience in the quick casual food sector and with their help anticipate creating new and innovative marketing programs that will help create brand awareness.

Personnel

As part of our cost cutting efforts we have transferred all of our employees to Chill Inc. and have entered into an agreement whereby Chill Inc. will perform all management related functions for the group. Chill Inc. has currently five employees working full time for Melt. The functions that these employees perform are: Clive Barwin, President & CEO, Chief Financial Officer and Secretary; Brandon Barwin, Vice President Operations; Josiah Puder, Vice President & General Counsel; Tommy Trung, General Accountant; and Daniel Yerena, Data Processing. These employees handle all of the responsibilities of our company. In addition, Clive Barwin, our President and Chief Executive Officer, provides us with capital raising services. We may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Our company adopted the provisions of FIN 48 on January 1, 2008. The effect of adoption of SFAS 158 did not have an impact on our company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 did not have a material impact on our company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The effect of adoption of SFAS 158 did not have an impact on our company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 159 did not have a material impact on our company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on our company’s historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on our company’s consolidated financial statements.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 22, 2008.

Consolidated Audited Balance Sheet as at December 31, 2007.

Consolidated Audited Statements of Operations for the year ended December 31, 2007 and for the year ended December 31, 2006.

Consolidated Audited Statements of Changes in Stockholders' Equity for the year ended December 31, 2007 and for the year ended December 31, 2006.

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2007 and for the year ended December 31, 2007.

Notes to the Consolidated Financial Statements.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Melt Inc. and Subsidiaries
Temecula, California

We have audited the accompanying consolidated balance sheet of Melt Inc. and Subsidiaries at December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Melt Inc. and Subsidiaries at December 31, 2007, and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with United States generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Melt Inc. and Subsidiaries internal control over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion.

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

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 28, 2008

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheet

ASSETS
December 31,
2007

CURRENT ASSETS

Cash	$67,853
Receivables, net of allowance of $4,005	109,078

Total Current Assets	176,931

FIXED ASSETS, NET (Note 2)	46,807

OTHER ASSETS

Trademark, Net	661
Debt issuance costs (Note 7)	25,667
Deposit’s	28,523

Total Other Assets	54,851

ASSETS OF DISCONTINUED OPERATIONS (Note 8)	55,347

TOTAL ASSETS	$333,936

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$472,855
Accounts payable – related party	17,532
Accrued expenses	444
Accrued management fees – related party (Note 3)	88,000
Notes payable- related party (Note 3)	149,465
Accrued interest - related party (Note 3)	74,689
Notes payable	185,431
Accrued interest	28,469
Deferred revenue	140,000

Total Current Liabilities	1,156,885

LONG-TERM LIABILITIES

Notes payable	408,752

Total Current Liabilities	408,752

LIABILITES OF DISCONTINUED OPERATIONS (Note 8)	407,250

TOTAL LIABILITIES	1,972,887

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 shares issued and outstanding	21,290
Additional paid-in capital	1,877,426
Deferred equity compensation	(52,487)
Accumulated deficit	(3,485,180)

Total Stockholders’ Equity (Deficit)	(1,638,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$333,936

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006
REVENUES

Food and beverage sales	$1,814,364	$1,116,176
Franchise fees	575,000	325,000
Royalty and marketing fees	556,638	225,850
Miscellaneous finders and professional fees	55,698	45,728

Total Revenues	3,001,700	1,712,754

COST OF SALES

Cost of food and beverage	1,596,052	937,927
Materials and supplies	34,319	321,388

Total Cost of Sales	1,630,371	1,259,315

GROSS PROFIT	1,371,329	453,439

EXPENSES

Marketing	272,871	160,239
Bad debt expense	4,005	129,674
Depreciation and amortization	12,143	22,321
Professional fees	240,225	174,354
Rent	38,681	20,612
Salaries and wages	766,698	400,558
Management fees	50,500	96,450
General and administrative expenses	241,089	290,864

Total Expenses	1,626,212	1,295,072

LOSS FROM OPERATIONS	(254,883)	(841,633)

OTHER INCOME (EXPENSES)

Interest income	1,432	8,150
Interest expense	(73,009)	(33,950)
Gain (loss) on sale of fixed assets	(3,374)	95,084

Total Other Income (Expenses)	(74,951)	69,284

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)

	For the Year Ended
	December 31,
	2007	2006
LOSS BEFORE MINORITY INTEREST,
DISCONTINUED OPERATIONS AND INCOME
TAXES	(329,834)	(772,349)

MINORITY INTEREST	-	55,578

LOSS BEFORE DISCONTINUED
OPERATIONS (NOTE 8)	(329,834)	(716,771)

Loss on sale of subsidiary	-	22,149
Loss of subsidiary operations	-	111,156
Loss from store construction and cancelled leases	1,312,136	251,213

TOTAL LOSS FROM DISCONTINUED OPERATIONS	1,312,136	384,518

LOSS BEFORE INCOME TAX EXPENSE	(1,641,970)	(1,101,289)

INCOME TAX EXPENSE	-	-

NET LOSS	$(1,641,970)	$(1,101,289)

BASIC AND DILUTED NET LOSS PER SHARE:

Loss per share on continuing operations	(0.02)	(0.03)
Loss per share on discontinued operations	(0.06)	(0.02)

Net loss per share	$(0.08)	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	21,263,123	20,461,479

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2005	20,280,000	$20,280	$1,077,937	$-	$(741,921)

Common stock and warrants issued
for cash at $0.75 per share	920,000	920	559,677	-	-

Value of warrants sold as part of
common stock units	-	-	129,403	-	-

Net loss for the year ended
December 31, 2006	-	-	-	-	(1,101,289)

Balance, December 31, 2006	21,200,000	21,200	1,767,017	-	(1,843,210)

Common stock issued for
services and accrued services	90,000	90	45,810	-	-

Stock options issued for
deferred equity compensation	-	-	172,264	(172,264)	-

Amortization of deferred equity
compensation	-	-	-	12,112	-

Cumulative effect of stock option
forfeiture	-	-	(107,665)	107,665	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(1,641,970)

Balance, December 31, 2007	21,290,000	$21,290	$1,877,426	$(52,487)	$(3,485,180)

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(1,641,970)	$(1,101,289)

Less: Loss from discontinued operations	(1,312,136)	(384,518)

Net loss before discontinued operations	$(329,834)	$(716,771)

Adjustments to reconcile net loss to net cash used
by operating activities:
Minority interest	-	(55,578)
Amortization and depreciation	12,143	22,321
Bad debt expense	4,005	-
(Gain) on sale of corporate owned store		(91,657)
Gain on disposal of fixed assets	3,374	-
Amortization of deferred equity compensation	12,112	-
Amortization of deferred debt discount	2,333	-
Common stock issued for services	34,650	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	581,822	240,944
Decrease in supplies and inventory	4,130	58,870
Decrease in prepaid expenses	7,500	1,188
(Increase) decrease in other assets	48,294	(61,817)
Increase (decrease) in deferred revenue	(410,000)	425,000
(Decrease) in accounts payable	239,837	169,331
Increase (decrease) in accrued expenses	(72,169)	161,710
Increase in accrued management fees	24,000	24,000

Net Cash Provided by Operating Activities	162,197	177,541

Net Cash (Used) by Discontinued Operations	(1,027,755)	(863,421)

Total Net Cash (Used) by Operating Activities	(865,558)	(685,880)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed assets	5,950	276,900
Purchase of fixed assets	(16,178)	(54,004)

Net Cash Provided (Used) by Investing Activities	(10,228)	222,896

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	440,630	115,013
Payments on notes payable	(1,686)	(1,774)
Proceeds from notes payable – related parties	175,483	-
Payments on notes payable – related parties	(226,018)	(30,089)
Proceeds from issuance of stock	-	690,000

Net Cash Provided by Financing Activities	$388,409	$773,150

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2007	2006

NET INCREASE (DECREASE) IN CASH	$(487,377)	$310,166

CASH AT BEGINNING OF YEAR	555,230	245,064

CASH AT END OF YEAR	$67,853	$555,230

CASH PAID FOR INTEREST	$23,618	$8,846
CASH PAID FOR INCOME TAXES	$-	$-

SCHEDULE OF NON-CASH FINANCE ACTIVITIES

Accounts payable issued for debt issuance costs	$28,000	$-
Common stock issued for accrued expenses	$11,250	$-

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

This summary of significant accounting policies of Melt Inc. and its Subsidiaries is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a. Organization and Business Activities

Melt Inc. (hereinafter referred to as the Company) was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

Melt (California), Inc. is a wholly owned subsidiary (hereinafter referred to as Melt (CA)) of Melt Inc. and was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores of which none were in existence during the year ended December 31, 2007, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of December 31, 2007 (see note 8). Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores, marketing and the collection of royalties have been transferred to Melt Franchising, LLC.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary of Melt Inc was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. To-date Melt Franchising LLC has sold forty-seven franchises of which twenty-three are operating, fourteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, three are in the process of finding suitable locations to operate their stores, three are in the process of building their stores and four have closed their operations.

Villa Melt LLC, formerly a partly owned subsidiary, was organized on July 27, 2004 in the State of California. Villa Melt LLC operates two gourmet gelaterias in the State of California under the trade name Melt – Gelato Italiano. On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000 (see note 8).

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

	For the Year Ended
	December 31,
	2007	2006

Loss from continuing operations	$(329,834)	$(716,771)
Loss from discontinued operations	(1,312,136)	(384,518)

Net loss	$(1,641,970)	$(1,101,289)

Weighted average shares	21,263,123	20,461,479

Loss per share from continuing
operations	$(0.02)	$(0.03)
Loss per share from discontinued
operations	(0.06)	(0.02)

Net loss per share	$(0.08)	$(0.05)

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets:
NOL Carryover	$1,094,400	$628,100
Accrued expenses	62,700	27,300

Deferred tax liabilities:
Depreciation	(4,400)	(3,600)

Valuation allowance	(1,152,700)	(651,800)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006

Book Income	$(640,368	$(429,503)
Related party accruals	35,424	9,360
Depreciation	(2,179)	7,340
Lease obligation contingencies	158,827
Stock for expenses	18,237	-
Sale of assets	1,017	57,130
Management fees	-	6,985
Meals & entertainment	2,167	1,696
Valuation allowance	426,875	346,992

	$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $2,806,000 that may be offset against future taxable income from the year 2007 through 2027. No tax benefit has been reported in the December 31, 2007 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

g. Income Taxes (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

The Company files income tax returns in the U.S. federal jurisdiction and the states of California, Massachusetts, Connecticut, Arizona, Illinois and Ohio. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48 the Company did not recognize any increases in the liability recognize for unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

g. Income Taxes (continued)

Balance at January 1, 2007	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2007	$-

h. Revenue Recognition

The Company’s revenues are derived primarily from franchisee fees, royalties and marketing fees from franchise owned stores, from the sale of food and beverages to franchise owned stores, and previously from the sale of the operation of corporate owned retail stores, including revenue from store development, acquisition and construction services on behalf of its franchisees.

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

Revenue from initial franchise fees are recognized when the Company has completed its obligations to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. The Company opened 10 new franchise stores during the year ended December 31, 2007 and recognized $575,000 in franchise fee revenue. Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of December 31, 2007 the company maintained deferred revenue of $140,000. This represents franchise fees received, which have not been recognized as revenue.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Build and Sale of Franchise Stores

Due to the short-term nature of the Company’s store construction contracts, the Company accounts for the build and sale of franchise stores in accordance with ARB 45 “Long-Term Construction-Type Contracts” using the completed-contract method, whereby, income is only recognized when the contract is completed, or substantially completed. Accordingly, costs of contracts in process and current billings are accumulated but there are no interim charges or credits to income other than provisions for losses. A contract is regarded as substantially completed if remaining costs are not significant in amount. During the period ended September 2007, Melt (CA) elected to discontinue the operations relating to store construction, store procurement and it’s “store in a box” program, due to continuing losses, see Note 8 for further information.

On May 28, 2006 the Company executed an Asset Purchase Agreement and Bill of Sale with Veronica and Tito Pulido, wherein, the Company agreed to sell the Melt Gelato store located at the 1208 Galleria at Tyler, Riverside California in exchange for $300,000 in cash. Veronica and Tito Pulido assumed the lease for the location and agreed to operate the location as a franchised store. Of the $300,000 received as compensation, $25,000 was recorded as franchise fees, while the remaining $275,000 was recorded as the sales value of the fixed assets associated with the store. As a result of the transaction the Company recorded a gain on sale of equipment of $94,592.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $4,005 at December 31, 2007, while bad debt expense on continuing operations totaled $4,005 and $3,254 for the years ended December 31, 2007 and 2006, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Guidance is also provided on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FIN 48 on January 1, 2007. The effect of adoption of FIN 48 did not have a material impact on the Company.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Where applicable, SFAS 157 clarifies and codifies related guidance within other generally accepted accounting principles. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also eliminates the option in SFAS 87 to measure plan assets and obligations up to three months prior to the financial statement date. SFAS 158 is effective for fiscal years ending after December 15, 2006. The effect of adoption of SFAS 158 did not have an impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to SFAS No. 115” (SFAS 159). SFAS 159 permits entities to elect to measure many financial instruments and certain other items at fair value. Upon adoption of SFAS 159, an entity may elect the fair value option for eligible items that exist at the adoption date. Subsequent to the initial adoption, the election of the fair value option should only be made at initial recognition of the asset or liability or upon a remeasurement event that gives rise to new-basis accounting. The decision about whether to elect the fair value option is applied on an instrument-by-instrument basis is irrevocable and is applied only to an entire instrument and not only to specified risks, cash flows or portions of that instrument. SFAS 159 does not affect any existing accounting standards that require certain assets and liabilities to be carried at fair value nor does it eliminate disclosure requirements included in other accounting standards. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The effect of adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements (Continued)

(SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) will not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s consolidated financial statements.

k. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the years ended December 31, 2007 and 2006 was $272,871 and $160,239, respectively.

l. Share Based Payment

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company has authorized up to 3,000,000 securities under its Equity Compensation Plans, of which 390,000 stock options are issued and outstanding at December 31, 2007.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

n. Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method of valuation. The Company held no inventory at December 31, 2007.

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

Management believes that, based upon the current operating plan of divesting itself of the discontinued operations and other operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company. If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then-current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

q. Going Concern (Continued)

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

NOTE 2 -	FIXED ASSETS

Fixed assets at December 31, 2007 consisted of the following:

Vehicles	16,913
Store equipment & Furniture	21,335
Computer equipment	25,928
Less: Accumulated depreciation	(17,369)

$46,807

Depreciation expense was $12,143 and $22,321 for the years ended December 31, 2007 and 2006, respectively. Depreciation expense for the year ended December 31, 2006 includes depreciation associated with the Tyler location, sold on May 28, 2006.

NOTE 3 -	RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2007 the Company has accrued management fees to the Company’s President in the amount of $88,000 and expensed management fees totaling $24,000 and $24,000 for the years ended 2007 and 2006, respectively. In addition, the Company recognized an additional $0 and $72,450 in management fees to other members of the board of directors in their management capacity during the years ending December 31, 2007 and 2006.

As of December 31, 2007 the Company has accrued $17,532 for management fees to a related party company, Chill, Inc. As of December 1, 2007, all employees of the Company were transferred to the employment of Chill Inc. and their wages are being paid by Chill Inc. and charged to the Company in the form of a management fee. The Company expensed $26,500 under this arrangement for the year ended December 31, 2007.

Notes Payable

As of December 31, 2007, the Company has a note payable to its President totaling $149,465. The note is unsecured, due on demand and accrues interest at 10% per annum. During the year ended December 31, 2007 the Company borrowed $175,483 and repaid $226,017 on this note.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 3 -	RELATED PARTY TRANSACTIONS (CONTINUED)

Interest Expense

Interest expense accrued on related party notes payable is $74,689 at December 31, 2007. Related party interest expense was $30,228 and $24,200 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 -	COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company entered into an operating lease for corporate office space during August, 2006 in Laguna Hills, California. The lease has a term of three years, called for initial monthly payments of $3,085, is subject to annual consumer price index inflation increases and required a refundable deposit of $6,170. The lease contains no renewal option. On February 29, 2008, the Company received full early release from this office space lease, as such, as of that date there are no future rental payment obligations.

The Company has three noncancelable operating leases for stores which it subleases to franchisees in California and one store lease in California that it is the guarantor. The leases have terms of up to 10 years, call for monthly rental payments of between $4,000 and $6,500 and are subject to annual consumer price index inflation increases. The leases contain no renewal options.

The following is a schedule by years of minimum future rentals on the above mentioned four operating leases:

Year ended December 31:
2008	$265,928
2009	272,837
2010	274,804
2011	276,829
2012	207,438
Thereafter	307,683

Total	$1,605,519

On March 15, 2007, a previously held noncancelable store lease was assigned to a franchisee. With the assignment, the Company is no longer liable for any future minimum lease payments. In addition, one other noncancelable lease was subleased to a franchisee.

On July 2, 2007 the Company entered into a settlement agreement with its St Louis, Missouri franchisee. The settlement covers one store and a franchise agreement for a second store as well as two sublease agreements. As part of this settlement the Company is now liable for the rent payment on these two stores and has notified the landlord that it intends to terminate the leases. Accordingly, the Company has accrued an estimated lease settlement amount of $150,000 for these leases in accrued expenses of discontinued operations at December 31, 2007.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Operating Leases (Continued)

During the year ended December 31, 2007, the Company notified lessors of one store in Florida, one store in Massachusetts, one store in Philadelphia and one store in Louisiana that it intends to cancel its noncancellable lease and has accrued a total of $236,000 in expected settlement costs related to these leases in accrued expenses of discontinued operations at December 31, 2007.

Litigation

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. As of December 31, 2007 the demand is still pending, however both parties have now agreed to hear the matter in a court of law in California.

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

On September 19, 2007, Plaintiffs filed a punitive class action against us, our affiliates, and our officers and employees alleging damages and injunctive relief under state Franchise Acts, restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purport to represent a class of our franchisees. We and our affiliates and employees deny the allegations and are in the process of responding to this litigation.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 -	COMMON STOCK (CONTINUED)

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

NOTE 6 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting, as such, six employees have either resigned or been terminated and forfeited a total of 1,330,000 options as of December 31, 2007. The Company initially deferred $172,264 in calculated fair value of the options expected to vest and amortized $12,112 of the value to expense during the year ended December 31, 2007. As a result of forfeitures being in excess of original expected amounts, the Company recorded a cumulative effect adjustment related to the excess forfeitures as a reduction of deferred equity compensation in the amount of $107,665 and reduced additional paid-in capital.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and 2006 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Options	Price	Fair Value

Outstanding, December 31, 2006	-	$-	$-
Issued	1,720,000	0.40	0.20
Exercised	-	-	-
Forfeited	(1,330,000)	0.40	0.20
Expired	-	-	-

Outstanding, December 31, 2007	390,000	$0.40	$0.20

Exercisable, December 31, 2007	-	$-	$-

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	12/31/07	Life	Price	12/31/07	Price

$ 0.40	390,000	4.25	$0.40	- $	-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 6 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options (Continued)

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.54%
Expected lives	5 years
Expected volatilities	50%
Dividend yields	0.00%
Expected forfeitures	81%

Stock Warrants

During May 2007, 930,000 warrants issued during May 2004 in conjunction with a private placement of the Company’s common stock expired unexercised.

On October 20, 2006, the Company issued 920,000 shares of common stock and 460,000 warrants to purchase common stock. The Company recognized proceeds from the sale of $690,000, or $0.75 per share. The warrants are fully vested, have a term of 2 years and are exercisable at $0.90 per share for the first year and $1.00 thereafter.

A summary of the status of the Company’s stock purchase warrants as of December 31, 2007 and changes during the year ended December 31, 2007 is presented below:

		Weighted	Weighted
	Options	Average	Average
	Warrants	Price	Fair Value

Outstanding, December 31, 2006	1,390,000	$0.82	$0.57

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(930,000)	(0.75)	(0.75)

Outstanding, December 31, 2007	460,000	$0.90	$0.90

Exercisable, December 31, 2007	460,000	$0.90	$0.90

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	12/31/07	Life	Price	12/31/07	Price

$0.90 – 1.00	460,000	0.80	$0.90	460,000	$0.95

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 7	CONVERTIBLE DEBT

During July 2007, the Company entered into a Commission Agreement with Concentric Concepts Corporation to locate individuals or entities willing to make loans to the Company and negotiate terms on those loans. The Commission Agreement calls for the payment of commissions in the following amounts:

Funds $0.00 - $1,500,000 earn 4.5% cash and 2.5% equity Funds $1,500,000 - $2,300,000 earn 5.0% cash and 3.0% equity Funds in excess of $2,300,000 earn 5.5% cash and 3.5% equity

In addition to the commissions noted above, the Commission Agreement also provides for bonuses of $7,500 cash and $7,500 equity for reaching $2,300,000 in funds and $11,500 cash and $11,500 equity for reaching $2,500,000 in funds.

As a result of the Commission Agreement, on July 30, 2007, the company received 400,000 in convertible debt funds from Money for Gelato, Inc. The debt is convertible into restricted common stock at the option of the lender if not repaid within 12 months at $0.55 per share for months 13 - 24, $0.80 for months 25 – 36, $1.15 for months 37 – 48 and $1.50 thereafter. The debt is payable five years from issuance, carries a monthly interest only payment of prime plus 3% and a prepayment penalty of 15% on any funds repaid within the first 48 months. Due to the conversion price being greater than the market price of the Company’s common stock at issuance, no beneficial conversion feature was recognized as a result of entering into the loan.

As a result of the receipt of funds under the Commission Agreement, the Company incurred $28,000 in debt issuance costs. The debt issuance costs were unpaid and accrued at December 31, 2007 and are being amortized over the stated redemption date of the related debt issuance of five years. Amortization of debt issuance costs totaled $2,333 for the year ended December 31, 2007.

NOTE 8 -	DISCONTINUED OPERATIONS

Sale of Subsidiary

On August 22, 2006, the Company entered into an agreement to sell its equity interest in its 50% owned subsidiary Villa Melt, LLC to the remaining interest holders for $145,000. A cash payment of $50,000 was received upon closing and a receivable of $95,000 was recorded at September 30, 2006. Upon close of the sale, the Company recognized a loss on sale of assets of $22,149.

All operating results of Villa Melt, LLC are included in discontinued operations as of December 31, 2006. No tax benefit has been attributed to discontinued operations.

The following is a summary of the loss from discontinued operations resulting from the sale of Villa Melt, LLC:

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -	DISCONTINUED OPERATIONS (CONTINUED)

Sale of Subsidiary (Continued)

	December 31,
	2007	2006

REVENUES	$-	$312,472

COST OF SALES	-	99,992

GROSS PROFIT	-	212,480

EXPENSES

Depreciation and amortization	-	46,808
Professional fees	-	1,520
Rent	-	97,345
Salaries and wages	-	112,026
General and administrative	-	65,891

Total Expenses	-	323,590

(LOSS) FROM OPERATIONS	-	(111,110)

OTHER EXPENSE

Interest expense	-	46

Total Other Expense	-	46

(LOSS) BEFORE INCOME TAX EXPENSE		(111,156)

INCOME TAX EXPENSE	-	-

(LOSS) FROM DISCONTINUED OPERATIONS	$-	$(111,156)

Store Construction

During the period ended September 2007, Melt (CA) elected to discontinue the operations relating to store construction, store procurement and it’s “store in a box” program, due to continuing losses.

All assets, liabilities and operating results relating to these segments are therefore included in discontinued operations as of December 31, 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -	DISCONTINUED OPERATIONS (CONTINUED)

Store Construction (Continued)

December 31,
2007

CURRENT ASSETS

Accounts receivable, net of allowance of $5,000	$55,347

Total Current Assets	$55,347

CURRENT LIABILITIES

Accrued expenses	407,250

Total Current Liabilities	$407,250

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Years Ended
	December 31,
	2007	2006

REVENUES

Franchise stores construction/equipment	$2,239,171	$1,791,725
Professional and finders fees	9,500	215,000

Total Revenues	2,248,671	2,006,725

COST OF SALES

Franchise stores construction/equipment costs	2,352,632	2,186,002
Professional and finders fees	84,000	-

Total Cost of Sales	2,436,632	2,186,002

GROSS PROFIT (DEFICIT)	(187,961)	179,297

EXPENSES

Bad Debt	207,273	-

	685,846	71,916

Total Expenses	$893,119	$71,916

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 -	DISCONTINUED OPERATIONS (CONTINUED)

Store Construction (Continued)

	For the Years Ended
	December 31,
	2007	2006

INCOME (LOSS) FROM OPERATIONS	$(1,081,090)	$(251,213)

OTHER EXPENSES

Loss on write-off of construction work in-process	231,056	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$(1,312,136)	$(251,213)

NOTE 9 -	NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes payable consisted of the following at December 31, 2007:

Note payable to an officer and director, 10% interest per annum, unsecured, due upon demand.	$149,465

Note payable to an individual, 10% interest per annum, unsecured, due upon demand.	82,630

Note payable to an individual, 14% interest per annum, unsecured, due on demand.	100,000

Convertible note payable, interest payable monthly at the rate of prime plus 3%, secured by assets of the Company, due five years from the date of issuance.	400,000

Note payable for vehicle, 11.2% interest per annum, secured by vehicle, due in equal monthly installments of $329 for 46 months.	11,553

Total Notes Payable	$743,648

Maturities on long-term debt are as follows:

Year ended December 31:
2008	$334,896
2009	3,132
2010	3,501
2011	2,119
2012	400,000

Total	743,648

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 10 -	SUPPLIER CONCENTRATION RISK

The majority of the Companies food and beverage product is supplied by one vendor under a long-term supply agreement. Although the supply agreement is long-term and provides for the Company to receive preferential pricing, certainty that this relationship will continue on the same terms in the future cannot be guaranteed. Shipment delays, product quality, liability issues and price increases that cannot be passed on to customers could result in materially higher costs.

NOTE 11 -	SUBSEQUENT EVENTS

On February 29, 2008, the Company received full early release from its office space lease in Laguna Hills, California and as of that date has no future rental payment obligations. The Company is still in the process of settling final lease closing terms and expects to receive a portion of its $6,170 deposit back.

Item 8.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 8A.          Controls and Procedures.

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report Form 10-KSB, our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of our company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our principal executive officer and principal financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, our management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” our management concluded that our company’s internal control over financial reporting was effective, as of December 31, 2007, in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this Annual Report on Form 10-KSB.

Item 8B.         Other Information

None.

PART III

Item 9.            Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

All of the directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. Our officers are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Clive Barwin	President, CEO, CFO, Secretary and Director	53	July 18, 2003
Brandon Barwin	Vice-President and Director	43	August 1, 2003

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with

Code of Ethics

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

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Melt, Inc., 31556 Loma Linda, Temecula, CA, USA 92592.

Item 10.            Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended December 31, 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended December 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Clive Barwin President CEO, Secretary and Director(1)	2007 2006	24,000 24,000	0 0	0 0	0 0	0 0	0 0	0 0	24,000 24,000
Scott M. Miller Executive Vice President and Chief Financial Officer (2)	2007 2006	115,846 15,000	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	115,846 15,000
Michael Zorehkey Executive Vice President of Development3)	2007 2006	57,923 21,937	0 N/A	0 N/A	0 N/A	0 N/A	0 N/A	35,000 N/A	92,923 21,937
Brandon Barwin Vice President(4)	2007 2006	81,840 65,998	0 0	0 0	0 0	0 0	0 0	0 0	81,840 65,998

(1) Clive Barwin became our President, Chief Executive Officer and Secretary on July 18, 2003. All 2007 compensation has been deferred.
(2) Scott M. Miller became our Executive Vice President and Chief Financial Officer on November 13, 2006 and resigned August 31, 2007.
(3) Michael Zorehkey became our Executive Vice President of Development on November 6, 2006 and resigned 05/01/07.
(4) Brandon Barwin became our Vice President on August 1, 2003.

Stock Options and Stock Appreciation Rights

On April 7, 2007, we granted a total of 1,720,000 options to purchase our common stock to employees of our company, including one current and two former officers at an exercise price of $0.40 per share. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving our company prior to vesting and as such, options issued to Mr. Miller and Mr. Zorehkey were terminated upon their resignations. The following is a summary of outstanding equity awards to officers and directors at December 31, 2007:

OPTION AWARDS
NAME (A)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE (B)	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE (C)	OPTION EXERCISE PRICE ($) (E)	OPTION EXPIRATION DATE (F)
Brandon Barwin Vice President	0	200,000	$0.40	4/7/2012

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2007.

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

Item 11.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 38 Olola Avenue, Vaucluse, NSW 2030, Australia	4,860,000(2)	22.92%
Brandon Barwin 45320 Corte Palmito Temecula, CA 92592	950,000	4.48%

Glynis Sive 38 Olola Avenue, Vaucluse, NSW 2030, Australia	1,980,000(2)	9.34%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	8.49%
Directors and Officers as a Group (3 individuals)	5,810,000(2)	27.41%

(1)	Based on 21,290,000 shares outstanding as of March 15, 2008.

(2)

Excludes the 1,980,000 shares held by Glynis Sive disclosed herein. Clive Barwin and Glynis Sive are married. Clive Barwin disclaims any beneficial interest, ownership interest, voting control or investment authority or direction in regards to the shares beneficially owned by Glynis Sive.

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

Item 14.            Principal Accountants Fees and Services

Audit Fees

The aggregate fees billed by HJ Associates & Consultants, LLP for professional services rendered for the audit of our annual consolidated financial statements for the periods ended December 31, 2007 and December 31, 2006 included in our annual report on Form 10-KSB were $37,500 and $44,000, respectively.

Audit Related Fees

For the fiscal year ended December 31, 2007, the aggregate fees billed for assurance and related services by HJ Associates & Consultants, LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above, was $nil.

Tax Fees

For the fiscal years ended December 31, 2007 and December 31, 2006, the aggregate fees billed by HJ Associates & Consultants, LLP for other non-audit professional services, other than those services listed above, was $4,720 and $4,083 respectively.

We do not use HJ Associates & Consultants, LLP for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements are provided internally or by other service providers. We do not engage HJ Associates & Consultants, LLP to provide compliance outsourcing services.

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

MELT, INC.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, CFO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)
Date: March 28, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, CFO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer
Date: March 28, 2008

/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director
Date: March 28, 2008