Form 10QSB
period 2008-03-31
MELT INC
filed 2008-05-15
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

310-601-7907
(Issuer's telephone number)

_____________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 21,290,000 common shares issued and outstanding as of May 7, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$18,392	$67,853
Receivables, net of allowance of $10,000 and $4,005	92,075	109,078

Total Current Assets	110,467	176,931

FIXED ASSETS, NET	43,598	46,807

OTHER ASSETS

Trademark, net	514	661
Debt issuance costs	24,267	25,667
Deposits	18,963	28,523

Total Other Assets	43,744	54,851

ASSETS FROM DISCONTINUED OPERATIONS (NOTE 3)	24,173	55,347

TOTAL ASSETS	$221,982	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$443,544	$472,855
Accounts payable – related party (Note 5)	-	17,532
Accrued expenses	278	444
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable - related party (Note 5)	100,000	149,465
Accrued interest - related party (Note 5)	78,426	74,689
Notes payable	185,765	185,431
Accrued interest	16,159	28,469
Deferred revenue	125,000	140,000

Total Current Liabilities	1,037,172	1,156,885

LONG-TERM LIABILITIES

Notes payable	407,842	408,752

Total Long-Term Liabilities	407,842	408,752

LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 3)	401,000	407,250

TOTAL LIABILITIES	1,846,014	1,972,887

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; $0.001 par value, 100,000,000
shares authorized, 21,290,000 and 21,290,000 shares
issued and outstanding, respectively	21,290	21,290
Additional paid-in capital	1,877,426	1,877,426
Deferred equity compensation	(48,113)	(52,487)
Accumulated deficit	(3,474,635)	(3,485,180)

Total Stockholders’ Equity (Deficit)	(1,624,032)	(1,638,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$221,982	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES

Food and beverage sales	$425,783	$343,889
Royalty and marketing fees	148,157	91,416
Franchise fees	40,000	75,000
Equipment sales	38,778	-
Miscellaneous finders and professional fees	20,090	7,207

Total Revenues	672,808	517,512

COST OF SALES

Cost of food and beverage	372,772	310,713
Materials and supplies	14,216	17,047

Total Cost of Sales	386,988	327,760

GROSS PROFIT	285,820	189,752

EXPENSES

Depreciation and amortization	3,357	3,032
Marketing	34,444	161,053
Professional fees	66,850	60,774
Rent	11,729	9,359
Salaries and wages	-	225,666
Management fees	98,500	6,388
Bad debt expense	11,102	-
General and administrative	62,078	71,660

Total Expenses	288,060	537,932

LOSS FROM OPERATIONS	(2,240)	(348,180)

OTHER INCOME (EXPENSES)

Interest expense	(21,990)	(9,679)
Interest income	-	890

Total Other Income (Expense)	(21,990)	(8,789)

LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(24,230)	(356,969)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income (Loss) from store construction	34,775	(192,663)

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$34,775	$(192,663)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

INCOME (LOSS) BEFORE INCOME TAXES	10,545	(549,632)

INCOME TAX EXPENSE	-	-

NET INCOME (LOSS)	$10,545	$(549,632)

BASIC NET INCOME (LOSS) PER SHARE:

(Loss) per share on continuing operations	$(0.00	$(0.02)
Income (loss) per share on discontinued operations	0.00	(0.01)

Net income (loss) per share	$0.00	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	21,290,000	21,200,000

DILUTED NET INCOME (LOSS) PER SHARE:

(Loss) per share on continuing operations	$(0.00)
Income per share on discontinued operations	0.00

Net income (loss) per share	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED	21,750,000

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2007	21,290,000	$21,290	$1,877,426	$(52,487)	$(3,485,180)

Amortization of deferred equity
Compensation (unaudited)	-	-	-	4,374	-

Net income for the three months
ended March 31, 2008 (unaudited)	-	-	-	-	10,545

Balance, March 31, 2008 (unaudited)	21,290,000	$21,290	$1,877,426	$(48,113)	$(3,474,635)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) after discontinued operations	$10,545	$(549,632)
Less: income (loss) from discontinued operations	34,775	(192,663)

Net loss before discontinued operations	$(24,230)	$(356,969)
Items to reconcile net loss to net cash provided (used) by
operating activities:
Depreciation and amortization	3,357	3,032
Bad debt expense	11,102	-
Amortization of deferred equity compensation	4,374	-
Amortization of deferred debt issuance costs	1,400	-
Changes in operating assets and liabilities:
Decrease in receivables	5,901	445,036
(Increase) in prepaid expenses	-	(6,997)
Decrease in other assets	9,560	-
(Decrease) in accounts payable and accrued expenses	(47,010)	(732,570)
Increase in interest payable – related party	3,737	5,000
Increase (Decrease) in interest payable	(12,310)	1,051
Increase in management fees payable	-	6,000
(Decrease) in deferred revenue	(15,000)	(25,000)

Net Cash Used by Operating Activities	(59,119)	(661,417)

Net Cash Provided by Discontinued Activities	59,699	453,676

Total Net Cash Provided (Used) by Operating and
Discontinued Activities	580	(207,741)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of fixed assets	-	(3,819)

Net Cash Used by Investing Activities
– Continuing Operations	-	(3,819)

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	(576)	-
Payments on notes payable – related party	(49,465)	-

Net Cash Used by Financing Activities –
Continuing Operations	(50,041)	-

DECREASE IN CASH	(49,461)	(211,560)

CASH AT BEGINNING OF PERIOD	$67,853	$555,230

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

CASH AT END OF PERIOD	$18,392	$343,670

CASH PAID FOR:

Interest	$29,163	$3,628
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

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

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2007 and the period ended March 31, 2008, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of March 31, 2008 (see note 3). Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores has been transferred to Melt Franchising, LLC.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. To-date, Melt (FA) has sold forty-seven franchises of which twenty-three are operating, fourteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, three are in the process of finding suitable locations to operate their stores, two are in the process of building their stores and five have closed their operations.

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method beginning when the assets are placed in service. Depreciation expense on assets used in continuing operations for the three months ended March 2008 and 2007 was $3,209 and $2,888, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

f. Revenue Recognition

The Company’s revenues are derived primarily from franchising activities, including sales of franchise licenses, food and beverage products, equipment, marketing services and royalties from franchisee sales.

Food and Beverage

Revenue from the sale of food and beverages at corporate owned stores and to franchisees is recognized as products are sold and when all rights and obligations of the Company have been met.

Franchise Fee Revenue

The Company’s franchise agreements require an initial franchise fee of $25,000 and have a ten year term with two five year options. The agreements also call for weekly royalty payments of six percent and a one percent marketing fee.

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. During the three

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f. Revenue Recognition (Continued)

Franchise Fee Revenue (Continued)

months ended March 31, 2008 and 2007, the Company recognized $40,000 and $75,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of March 31, 2008 and December 31, 2007 the company maintained deferred revenue of $125,000 and $140,000, respectively. This represents franchise fees received, which have not been recognized as revenue.

Build and Sale of Franchise Stores

Due to the short-term nature of the Company’s store construction contracts, the Company accounted for the build and sale of franchise stores in accordance with ARB 45 “Long-Term Construction-Type Contracts” using the completed-contract method, whereby, income is only recognized when the contract is completed, or substantially completed. Accordingly, costs of contracts in process and current billings were accumulated but there are no interim charges or credits to income other than provisions for losses. A contract is regarded as substantially completed if remaining costs are not significant in amount. The Company ceased its activities related to the build and sale of franchise stores in 2007 (see Note 3).

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

g. Accounts Receivable and Allowance for Doubtful Accounts (Continued)

significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $ 10,000 and $4,005 at March 31, 2008 and December 31, 2007, respectively, while bad debt expense on continuing operations totalled $11,102 and $Nil for the three months ended March 31, 2008 and 2007, respectively.

h. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the three months ended March 31, 2008 and 2007 was $34,444 and $161,053, respectively.

i. Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (CA) and Melt (FA). All material inter-company accounts and transactions have been eliminated.

j. Long Lived Assets

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 2 -	LITIGATION

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. As of March 31, 2008 the demand is still pending.

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

NOTE 3 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations related to construction and sale of store locations for franchisees, its “store in a box” program due to continuing losses. All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of March 31, 2008 and 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	March 31,	December 31,
	2008	2007

CURRENT ASSETS

Accounts receivable	$24,173	$55,347

CURRENT LIABILITIES

Accrued expenses	$401,000	$407,250

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 3 -	DISCONTINUED OPERATIONS (CONTINUED)

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES

Franchise stores construction/equipment	$-	$71,125
Professional and finders fees	-	15,000

Total Revenues	-	86,125

COST OF SALES

Franchise stores construction/equipment costs	-	142,373
Professional and finders fees	-	22,500

Total Cost of Sales	-	164,873

GROSS PROFIT (DEFICIT)	$-	$(78,748)

EXPENSES

Bad debt	850	-
Rent	-	113,915

Total Expenses	$850	$113,915

INCOME (LOSS) FROM OPERATIONS	(850)	(192,663)

OTHER INCOME

Miscellaneous income	35,625	-

INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	$34,775	$(192,663)

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)

at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting, as such, seven employees have either resigned or been terminated and forfeited a total of 1,430,000 options as of March 31, 2008. The Company initially deferred $172,264 in calculated fair value of the options expected to vest and amortized $12,112 of the value to expense during the year ended December 31, 2007. As a result of forfeitures being in excess of original expected amounts, the Company recorded a cumulative effect adjustment related to the excess forfeitures as a reduction of deferred equity compensation in the amount of $107,665 and reduced additional paid-in capital. During the three months ended March 31, 2008, the Company recognized $4,374 in expense associated with the options.

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2007 and March 31, 2008 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2007	390,000	$0.40	$0.20
Issued	-	-	-
Exercised	-	-	-
Forfeited	(100,000)	0.40	0.20
Expired	-	-	-

Outstanding, March 31, 2008	290,000	$0.40	$0.20

Exercisable, March 31, 2008	-	$-	$-

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	3/31/08	Life	Price	3/31/08	Price

$ 0.40	290,000	4.00	$0.40	-	$-

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	4.54%
Expected lives	5 years
Expected volatilities	50%
Dividend yields	0.00%
Expected remaining forfeitures	0%

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of March 31, 2008 and December 31, 2007 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Fair Value

Outstanding, December 31, 2007	460,000	$1.00	$0.25

Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, March 31, 2008	460,000	$1.00	$0.25

Exercisable, March 31, 2008	460,000	$1.00	$0.25

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	3/31/08	Life	Price	3/31/08	Price

$ 0.90 – 1.00	460,000	0.56	$1.00	460,000	$1.00

NOTE 5 -	RELATED PARTY TRANSACTIONS

Management Fees

During the quarter ended March 31, 2008, the Company paid Chill, Inc., a related party company, a management fee of $98,500 representing the salaries, wages, benefits and overhead expenses related to the operation of the Company during the period.

During the quarter ended March 31, 2008, the Company ceased accruing management fees to the Company’s President and began paying his salary as part of the management arrangement with Chill, Inc.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 5 -	RELATED PARTY TRANSACTIONS (CONTINUED)

Notes Payable

During the quarter ended March 31, 2008, the Company repaid $49,465 of its note payable to its President. The note balance and accrued interest at March 31, 2008 was $100,000 and $78,426, respectively.

NOTE 6 -	INCOME TAXES

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

NOTE 7 -	GOING CONCERN

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

Management believes that, based upon the current operating plan of divesting itself of operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company. If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities, the Company may be forced to raise additional equity or debt financing to fund its ongoing obligations, seek protection under existing bankruptcy laws or cease doing business. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then- current stockholders would be diluted. If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

There can be no assurance that the Company will be able to achieve its business plans, raise any required capital or secure the financing necessary to achieve its current operating plan. The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 7 -	GOING CONCERN (CONTINUED)

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

RESULTS OF OPERATIONS

Three Months ending March 31, 2008 compared to three months ending March 31, 2007

The period covered by our unaudited financial statements is for the three months ended March 31, 2008 during which time we generated $672,808 in revenue from continuing operations and incurred a net loss of $24,230 from continuing operations. During the same period last year we generated $571,512 in revenue from continuing operations and incurred a loss of $356,969 from continuing operations. The revenue was generated from franchise fees, royalty revenues and from food and supplies sold to our franchise owned stores. The increase in revenues from continuing operations for the current period was from an increase in royalty income up approximately 62%, sales of food and beverage up 24% and sales of equipment to franchisees up 100%, partially offset by a decrease in franchisee fee income of 47%. Cost of sales from continuing operations amounted to $386,988, resulting in gross profit from continuing operations of $285,820, or 42% compared to cost of sales of $327,760 during the same period last year, resulting in gross profit from continuing operations of $189,752, or 37%. The percentage gross profit is in line with the prior year gross profit.

Salaries and wages from continuing operations amounted to $Nil compared to $225,666, or 44% of sales for the same period last year. Management fees amounted to $98,500, or 15% of sales compared to $6,388, or 1% of sales for the same period last year. The percentage decrease in salaries and wages and increase in management fees are due to the entrance into a management agreement with Chill, Inc., a related party company, whereby Chill, Inc. charges Melt a management fee for all payroll and benefits expense of employees and operations overhead to operate the company. General and administrative expenses from continuing operations amounted to $62,078, or 9% of sales and $71,660, or 14% of sales for the same period last year. Marketing expenses were $34,444 or 5% of sales and $161,053, or 31% of sales for the same period last year. Marketing expenditures include retail marketing designed to increase store traffic and revenue, franchise marketing designed to find more qualified franchisees, and investor relations designed to improve the liquidity and price of our common stock. Professional fees were $66,850, or 10% of revenue and $60,774, or 12% of revenue for the same period last year.

During the period one new franchise license was sold, one new franchised store opened and none closed. At the end of the quarter, there were twenty three stores open.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008 we had $18,392 cash on hand and working capital deficit of $926,705. As of March 31, 2008 our total current assets were $110,467, and our total assets were $221,982.

At March 31, 2008 our total liabilities were $1,846,014, of which $1,037,172 were considered to be current.

For the three months ended March 31, 2008, net cash used by operating activities from continuing operations was $59,119 compared to net cash used by operating activities from continuing operations of $661,417 for the same period last year. Net cash used by investing activities for continuing operations was $Nil compared to cash used by investing activities for continuing operations of $3,819 for the same period last year. Net cash used by financing activities was $50,041 compared to $Nil for the same period last year.

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

FUTURE OPERATIONS

Immediate Objectives

Our primary objective for the 12 month period ending March 31, 2008 will be to create a solid base that will allow us to re-start our planned expansion program in 2009, and to reduce costs with the intention of getting our company closer to a breakeven point.

We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. Our expansion and marketing efforts to attract new franchisees will be greatly curtailed until we reach some of the goals mentioned in this section entitled Future Operations.

Retail Locations

Our business plan for the 12 month period ending March 31, 2009 envisions opening eight new franchise owned stores and no corporate owned stores.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2008, the end of the period covered by this report, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. As of March 31, 2008 the demand is still pending.

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

None

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

Clive Barwin
Errol Brome
Lance Rosenberg
Cecil Hofman

(incorporated by reference from our Form 8-K, filed on June 12, 2005).

10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).

Exhibit Number	Description

(21)	Subsidiaries of the small business issuer

Melt (California) Inc.
Melt Franchising LLC

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification under Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.

By: /s/ Clive Barwin
Clive Barwin, President, CEO, Chief Financial Officer , Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: May 15, 2008