Form 10-Q
period 2008-06-30
MELT INC
filed 2008-08-19
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

Commission File Number 333-109990

MELT INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

31556 Loma Linda Road, Temecula, CA	92592
(Address of principal executive offices)	(Zip Code)

310.601.7907
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,290,000 common shares issued and outstanding as of July 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements as of and for the periods ended June 30, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$1,456	$67,853
Receivables, net of allowance of $22,500 and $4,005	183,343	109,078
Prepaid assets	10,000	-
Total Current Assets	194,799	176,931
FIXED ASSETS, NET	15,020	46,807
OTHER ASSETS
Trademark, net	366	661
Debt issuance costs	22,867	25,667
Deposits	-	28,523
Total Other Assets	23,233	54,851
ASSETS FROM DISCONTINUED OPERATIONS (NOTE 3)	24,173	55,347
TOTAL ASSETS	$257,225	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$358,795	$472,855
Accounts payable – related party (Note 5)	-	17,532
Accrued expenses	14,500	444
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable - related party (Note 5)	100,000	149,465
Accrued interest - related party (Note 5)	77,500	74,689
Notes payable	182,630	185,431
Accrued interest	18,225	28,469
Deferred revenue	150,000	140,000

Total Current Liabilities	989,650	1,156,885

LONG-TERM LIABILITIES

Notes payable	400,000	408,752

Total Long-Term Liabilities	400,000	408,752

LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 3)	525,000	407,250

TOTAL LIABILITIES	1,914,650	1,972,887

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; $0.001 par value, 100,000,000
shares authorized, 21,290,000 and 21,290,000 shares
issued and outstanding, respectively	21,290	21,290
Additional paid-in capital	1,877,113	1,877,426
Deferred equity compensation	(46,663)	(52,487)
Accumulated deficit	(3,509,165)	(3,485,180)

Total Stockholders’ Equity (Deficit)	(1,657,425)	(1,638,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,225	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES

Food and beverage sales	$477,798	$393,462	$903,581	$737,351
Royalty and marketing fees	163,201	131,013	311,358	222,429
Franchise fees	-	150,000	40,000	225,000
Equipment sales	8,198	-	46,976	-
Miscellaneous finders and professional fees	70,985	3,415	91,075	10,622

Total Revenues	720,182	677,890	1,392,990	1,195,402

COST OF SALES

Cost of food and beverage	420,013	380,921	792,785	691,634
Materials and supplies	12,865	20,011	27,081	37,058

Total Cost of Sales	432,878	400,932	819,866	728,692

GROSS PROFIT	287,304	276,958	573,124	466,710

EXPENSES

Depreciation and amortization	2,635	2,900	5,992	5,932
Marketing	24,923	49,769	59,367	210,822
Professional fees	83,507	84,212	150,357	144,986
Rent	575	9,407	12,304	18,814
Salaries and wages	-	287,798	-	513,464
Management fees	125,500	6,000	224,000	12,000
Bad debt expense	12,500	202,574	23,602	202,574
General and administrative	38,803	73,778	100,881	145,826

Total Expenses	288,443	716,438	576,503	1,254,418

LOSS FROM OPERATIONS	(1,139)	(439,480)	(3,379)	(787,708)

OTHER INCOME (EXPENSES)

Gain on litigation settlement	85,927	-	85,927	-
Gain (loss) on sale or disposal of equipment	-	(3,502)	-	(3,502)
Interest expense	(18,195)	(9,676)	(40,185)	(19,355)
Interest income	-	44	-	934

Total Other Income (Expense)	67,732	(13,134)	45,742	(21,923)

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	$66,593	$(452,614)	$42,363	$(809,631)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
LOSS FROM DISCONTINUED OPERATIONS
Loss from store construction	$(101,123)	$(670,197)	$(66,348)	$(1,162,812)
TOTAL LOSS FROM DISCONTINUED
OPERATIONS	(101,123)	(670,197)	(66,348)	(1,162,812)
LOSS BEFORE INCOME TAXES	(34,530)	(1,122,811)	(23,985)	(1,972,443)
INCOME TAX EXPENSE	-	-	-	-
NET LOSS	$(34,530)	$(1,122,811)	$(23,985)	$(1,972,443)
BASIC NET INCOME (LOSS) PER SHARE:
Income (Loss) per share on continuing
operations	$0.00	$(0.02)	$0.00	$(0.04)
Income (loss) per share on discontinued
operations	(0.00)	(0.03)	(0.00)	(0.05)
Net income (loss) per share	$(0.00)	$(0.05)	$(0.00)	$(0.09)
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC	21,290,000	21,219,000	21,290,000	21,235,801

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2007	21,290,000	$21,290	$1,877,426	$(52,487)	$(3,485,180)

Amortization of deferred equity
compensation (unaudited)	-	-	-	5,511	-

Grant of stock options for deferred
equity compensation (unaudited)	-	-	24,225	(24,225)	-

Cumulative effect of stock option
forfeitures (unaudited)	-	-	(24,538)	24,538	-

Net income for the six months
ended June 30, 2008 (unaudited)	-	-	-	-	(23,985)

Balance, June 30, 2008 (unaudited)	21,290,000	$21,290	$1,877,113	$(46,663)	$(3,509,165)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) after discontinued operations	$(23,985)	$(1,972,443)
Less: income (loss) from discontinued operations	(66,348)	(1,162,812)

Net income (loss) before discontinued operations	42,363	(809,631)
Items to reconcile net loss to net cash provided (used) by
operating activities:
Depreciation and amortization	5,992	5,932
Bad debt expense	23,602	202,574
Amortization of deferred equity compensation	5,511	10,766
Amortization of deferred debt issuance costs	2,800	-
Loss on disposal or sale of assets	15,690	3,502
Common stock issued for services	-	34,650
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(97,867)	521,241
(Increase) Decrease in prepaid expenses	(10,000)	7,500
(Increase) Decrease in other assets	28,523	(11,778)
Decrease in accounts payable and accrued expenses	(117,536)	(491,939)
Increase (Decrease) in interest payable – related party	(2,811)	10,002
Increase (Decrease) in interest payable	(4,622)	2,100
Increase in management fees payable	-	12,000
Increase (Decrease) in deferred revenue	10,000	(175,000)

Net Cash Used in Operating Activities	(98,355)	(678,081)

Net Cash Provided (Used) by Discontinued Activities	82,576	16,198

Total Net Cash Provided (Used) by Operating and
Discontinued Activities	(15,779)	(661,883)

CASH FLOWS FROM INVESTING ACTIVITIES

Issuance of note receivable	-	(5,850)
Proceeds from sales of fixed assets	-	1,546
Purchases of fixed assets	-	(16, 178)

Net Cash Used by Investing Activities
– Continuing Operations	-	(20,482)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans from related party	-	151,260
Payments on notes payable	(1,153)	(533)
Payments on notes payable – related party	(49,465)	-

Net Cash Provided (Used) by Financing Activities –
Continuing Operations	(50,618)	150,727
DECREASE IN CASH	$(66,397)	$(531,638)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH AT BEGINNING OF PERIOD	$67,853	$555,230
CASH AT END OF PERIOD	$1,456	$23,592
CASH PAID FOR:
Interest	$44,625	$23,592
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

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

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2007 and the period ended June 30, 2008, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of June 30, 2008 (see note 3). Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores has been transferred to Melt Franchising, LLC.

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

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method beginning when the assets are placed in service. Depreciation expense on assets used in continuing operations for the six months ended June 30, 2008 and 2007 was $5,696 and $5,640, respectively.

c. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. During the six months ended June 30, 2008 and 2007, the Company recognized $40,000 and $225,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f. Revenue Recognition (Continued)

Deferred Revenue

As of June 30, 2008 and December 31, 2007 the company maintained deferred revenue of $150,000 and $140,000, respectively. This represents franchise fees received, which have not been recognized as revenue.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $22,500 and $4,005 at June 30, 2008 and December 31, 2007, respectively, while bad debt expense on continuing operations totalled $23,602 and $202,574 for the six months ended June 30, 2008 and 2007, respectively.

h. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the six months ended June 30, 2008 and 2007 was $59,367 and $210,822, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

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

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. As of June 30, 2008 the demand is still pending.

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

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 2 -	LITIGATION (CONTINUED)

Franchise Acts, restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purport to represent a class of our franchisees. We and our affiliates and employees deny the allegations and are in the process of responding to this litigation. The Company has filed a motion for attorneys’ fees and costs and expect a decision in August of 2008.

Mayflower Emerald Sq. LLC v. Melt, Inc. and Melt (California) Inc.

Superior Court of the State of Massachusetts, County of Bristol, Docket No. 08-00339-A. On or about March 20, 2008, plaintiff filed a breach of contract claim against us. This relates to a store that never opened and resulting unpaid rent. The plaintiff has claimed the net present value of the unpaid rent. In May of 2008, Melt Inc filed a motion to dismiss, which is scheduled to be heard in September of 2008. Melt (California) Inc. has not filed a response.

NOTE 3 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations related to construction and sale of store locations for franchisees, its “store in a box” program due to continuing losses. All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of June 30, 2008 and 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Accounts receivable	$24,173	$55,347
CURRENT LIABILITIES
Accrued expenses	$525,000	$407,250

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 3 -	DISCONTINUED OPERATIONS (CONTINUED)

	For the Six Months Ended
	June 30,
	2008	2007
REVENUES
Franchise stores construction/equipment	$-	$1,552,477
Professional and finders fees	-	15,000
Total Revenues	-	1,567,477
COST OF SALES
Franchise stores construction/equipment costs	-	2,007,332
Professional and finders fees	-	45,000
Total Cost of Sales	-	2,052,332
GROSS PROFIT (DEFICIT)	$-	$(484,855)
EXPENSES
Bad debt	$850	$-
Rent	124,238	677,957
Total Expenses	125,088	677,957
LOSS FROM OPERATIONS	(125,088)	(1,162,812)
OTHER INCOME (EXPENSE)
Loss on disposal of assets	(15,690)	-
Gain on settlement of liabilities	74,430	-
Total Other Income (Expense)	58,740	-
LOSS FROM DISCONTINUED OPERATIONS	$(66,348)	$(1,162,812)

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting, as such, nine employees have either resigned or been terminated and forfeited a total of 1,520,000 options as of June 30, 2008. The Company initially deferred $172,264 in calculated fair value of the options expected to vest and amortized $12,112 of the value to expense during the year ended December 31, 2007. As a result of forfeitures being in excess of original expected amounts, the Company recorded a cumulative effect adjustment related to the excess

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)

forfeitures as a reduction of deferred equity compensation in the amount of $136,577 and reduced additional paid-in capital. During the three months ended June 30, 2008, the Company derecognized $74 in expense associated with the options.

On April 1, 2008, the Company issued 500,000 stock options to a consultant with an exercise price of $0.20. The options have a five year term and vest over a 5 year period at a rate of 20% per year. The Company initially deferred $24,225 in calculated fair value of the options expected to vest and amortized $1,211 of the value to expense during the periond ended June 30, 2008.

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and June 30, 2008 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2007	390,000	$0.40	$0.20
Issued	500,000	0.20	0.10
Exercised	-	-	-
Forfeited	(190,000)	0.40	0.20
Expired	-	-	-

Outstanding, June 30, 2008	700,000	$0.34	$0.17

Exercisable, June 30, 2008	50,000	$0.40	$0.20

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	6/30/08	Life	Price	6/30/08	Price

$ 0.20 - 0.40	700,000	4.46	$0.34	50,000	$0.40

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	2.58 - 4.54%
Expected lives	5 years
Expected volatilities	50 - 202%
Dividend yields	0.00%
Expected remaining forfeitures	50%

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants (Continued)

A summary of the status of the Company’s outstanding stock warrants as of June 30, 2008 and December 31, 2007 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Fair Value

Outstanding, December 31, 2007	460,000	$1.00	$0.25
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, June 30, 2008	460,000	$1.00	$0.25

Exercisable, June 30, 2008	460,000	$1.00	$0.25

		Outstanding		Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	6/30/08	Life	Price	6/30/08	Price

$ 1.00	460,000	0.31	$1.00	460,000	$1.00

NOTE 5 -	RELATED PARTY TRANSACTIONS

Management Fees

During the six months ended June 30, 2008, the Company paid Chill, Inc., a related party company, a management fee of $224,000 representing the salaries, wages, benefits and overhead expenses related to the operation of the Company during the period. Early in 2008, the Company ceased accruing management fees to the Company’s President and began paying his salary as part of the management arrangement with Chill, Inc.

Notes Payable

During the period June 30, 2008, the Company repaid $49,465 of its note payable to its President. The note balance and accrued interest at June 30, 2008 was $100,000 and $77,500, respectively.

NOTE 6 -	INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and the states of California, Massachusetts, Connecticut, Arizona, Illinois and Ohio. With few exceptions, the

MELT INC. AND SUBSIDIAIES
Notes to the Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 6 -	INCOME TAXES (CONTINUED)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Melt” mean Melt Inc. and our wholly owned subsidiaries Melt (California) Inc. and Melt Franchising LLC. The term “Melt CA” refers to Melt (California) Inc. and the term “Melt Franchising” refers to Melt Franchising LLC, unless otherwise indicated.

Results of Operations

Three month Summary ending June 30, 2008 and 2007

	Three Months Ended
	June 30
	2008	2007
Revenue	$720,182	$677,890
Cost of Sales	$432,878	$400,932
Operating Expenses	$288,443	$716,438
Net Loss	$(34,530)	$(1,122,811)

Expenses

Our operating expenses for the three month periods ended June 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	June 30
	2008	2007
Depreciation and Amortization	$2,635	$2,900
Marketing	$24,923	$49,769
Professional Fees	$83,507	$84,212
Rent	$575	$9,407
Salaries and Wages	$-	$287,798

Management fees	$125,500	$6,140
Bad debt expense	$12,500	$202,574
General and administrative	$38,803	$73,638

Operating expenses for the three months ended June 30, 2008, decreased by 60% as compared to the comparative period in 2007 primarily as a result of a 100% reduction in salaries and wages, partially offset by the increase in management fees, a 94% decrease in bad debt and a 50% reduction in marketing expense.

Revenue

Our revenue for the three month periods ended June 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
		June 30
	2008	2007
Food and beverage sales	$477,798	$393,462
Royalty and marketing fees	$163,201	$131,013
Franchise fees	$-	$150,000
Equipment sales	$8,198	$-
Miscellaneous finders and	$70,985	$3,415
professional fees

Revenue for the three month period ended June 30, 2008, increased by 6% as compared to the comparative period in 2007 primarily as a result of a 1,979% increase in professional and finders fees, a 21% increase in food and beverage sales and a 25% increase in royalty and marketing fees, partially offset by a 100% decrease in franchise fees.

Six month Summary ending June 30, 2008 and 2007

	Six Months Ended
	June 30
	2008	2007
Revenue	$1,392,990	$1,195,402
Cost of Sales	$891,866	$728,692
Operating Expenses	$576,506	$1,254,418
Net Loss	$(23,985)	$(1,972,443)

Expenses

Our operating expenses for the six month periods ended June 30, 2008 and 2007 are outlined in the table below:

	Six Months Ended
	June 30
	2008	2007
Depreciation and Amortization	$5,992	$5,932
Marketing	$59,637	$210,822
Professional Fees	$150,357	$144,986
Rent	$12,304	$18,814
Salaries and Wages	$-	$513,464
Management fees	$224,000	$12,528
Bad debt expense	$23,602	$202,574
General and administrative	$100,881	$145,826

Operating expenses for the six month period ended June 30, 2008, decreased by 54% as compared to the comparative period in 2007 primarily as a result of a 100% reduction in salaries and wages, partially offset by a 1,944% increase in management fees, a 88% decrease in bad debt and a 72% reduction in marketing expense.

Revenue

Our revenue for the six month periods ended June 30, 2008 and 2007 are outlined in the table below:

	Six Months Ended
	June 30
	2008	2007
Food and beverage sales	$903,581	$737,351
Royalty and marketing fees	$311,358	$222,429
Franchise fees	$40,000	$225,000
Equipment sales	$46,976	$-
Miscellaneous finders and	$91,075	$10,622
professional fees

Revenue for the six months ended June 30, 2008, increased by 17% as compared to the comparative period in 2007 primarily as a result of a 23% increase in food and beverage sales, a 100% increase in finders and professional fees, and a 40% increase in royalty and marketing fees, partially offset by a 82% decrease in franchise fees.

Equity Compensation

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

Liquidity and Financial Condition

Working Capital
	At June 30,	At December	Percentage
	2008	31, 2007	Increase/Decrease
Current Assets	$194,799	$176,931	10%
Current Liabilities	$989,650	$1,156,885	(14)%
Working Capital	$(794,851)	$(979,954)	(19)%

Cash Flows
	At June 30,	At December
	2008	31, 2007
Net Cash Provided (Used) by Operating Activities	$(15,779)	$(865,558)
Net Cash Provided (Used) by Investing Activities	$-	$(10,228)
Net Cash Provided (Used) by Financing Activities	$(50,618)	$388,409
(Decrease) In Cash	$(66,397)	$(487,377)

As of June 30, 2008, our company had a working capital deficit of $(794,851). We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Depreciation and Amortization	$5,000
Marketing	$80,000
Professional Fees	$85,000
Rent	$60,000

Management fees	480,000
Bad debt expense	$10,000
Interest	$60,000
General and administrative	$120,000
Total	$900,000

We plan to raise additional capital required to meet immediate short-term needs and to meet the balance of our estimated funding requirements for the twelve months, primarily through the private placement of our securities.

We are not aware of any known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $1,250,000 over the next 12 months to pay for our ongoing expenses and current liabilities. These expenses include depreciation and amortization, marketing, professional fees, rent, salaries and wages, management fees, bad debt expenses and general and administrative. Accordingly, we will require additional financing in order to continue operations. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our operations, and no potential lines of credit or sources of financing are currently available.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

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

As of June 30, 2008, the end of the period covered by this report, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Respondents seeking a finding and/or declaration of entitlement to terminate respondents’ franchises. Claimants also seek unpaid royalties and advertising contributions; rent and other charges due under subleases between respondents and Melt (CA); an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by respondents; and costs and expenses of arbitration and attorneys’ fees. As of June 30, 2008 the demand is still pending.

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

On September 19, 2007, Plaintiffs filed a putative class action against us, our affiliates, and our some of our former officers and employees alleging damages and injunctive relief under state Franchise Acts, restitution and injunctive relief under unfair business practices act, damages and injunctive relief under the “Cartwright” act, fraud, interference with prospective economic advantage, and declaratory relief. Plaintiffs purported to represent a class of our franchisees. As of June 30, 2008, the Court tentatively dismissed five of the six allegations contained in the Complaint. Plaintiffs thereafter made an application to dismiss the action in its entirety. We have filed a motion for attorneys’ fees and costs and expect a decision in August of 2008.

Mayflower Emerald Sq. LLC v. Melt, Inc. and Melt (California) Inc.

Superior Court of the State of Massachusetts, County of Bristol, Docket No. 08-00339-A. On or about March 20, 2008, plaintiff filed a breach of contract claim against us. This relates to a store that never opened and resulting unpaid rent. The plaintiff has claimed the net present value of the unpaid rent. In May of 2008, Melt Inc filed a motion to dismiss, which is scheduled to be heard in September of 2008. Melt (California) Inc. has not filed a response.

Item 1A.

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

Our service marks "Melt-gelato italiano" and "Melt-gelato & crepe café" have been registered with the US Patent & Trade Mark Office. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties and require expenditure of significant resources to develop non-infringing trade name and trademarks, any of which could have a material adverse effect on our business, operating results and financial condition.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.
(Registrant)

Dated: August 19, 2008	/s/ Clive Barwin
Clive Barwin
President, CEO, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)