Form 10-Q
period 2008-09-30
MELT INC
filed 2008-11-14
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

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
21,290,000 common shares issued and outstanding as of October 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements as of and for the periods ended September 30, 2008 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and December 31, 2007

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS

Cash	$62,771	$67,853
Receivables, net of allowance of $60,000 and $4,005	31,862	109,078

Total Current Assets	94,633	176,931

FIXED ASSETS, NET	13,908	46,807

OTHER ASSETS

Trademark, net	218	661
Debt issuance costs	21,467	25,667
Deposits	-	28,523

Total Other Assets	21,685	54,851

ASSETS FROM DISCONTINUED OPERATIONS (NOTE 3)	23,673	55,347

TOTAL ASSETS	$153,899	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$287,420	$472,855
Accounts payable – related party (Note 5)	-	17,532
Accrued expenses	-	444
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable - related party (Note 5)	100,000	149,465
Accrued interest - related party (Note 5)	81,938	74,689
Notes payable	182,630	185,431
Accrued interest	32,371	28,469
Deferred revenue	150,000	140,000

Total Current Liabilities	922,359	1,156,885

LONG-TERM LIABILITIES

Notes payable	400,000	408,752

Total Long-Term Liabilities	400,000	408,752

LIABILITIES FROM DISCONTINUED OPERATIONS (NOTE 3)	528,500	407,250

TOTAL LIABILITIES	1,850,859	1,972,887

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock; $0.001 par value, 100,000,000
shares authorized, 21,290,000 and 21,290,000 shares
issued and outstanding, respectively	21,290	21,290
Additional paid-in capital	1,877,113	1,877,426
Deferred equity compensation	(43,301)	(52,487)
Accumulated deficit	(3,552,062)	(3,485,180)

Total Stockholders’ Equity (Deficit)	(1,696,960)	(1,638,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,899	$333,936

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES

Food and beverage sales	$54,511	$594,660	$958,092	$1,332,011
Royalty and marketing fees	159,324	167,660	470,682	390,089
Franchise fees	40,000	225,000	80,000	450,000
Equipment sales	18,680	-	112,776	-
Miscellaneous finders and professional fees	2,364	16,875	46,319	47,530

Total Revenues	274,879	1,004,195	1,667,869	2,219,630

COST OF SALES

Cost of food and beverage	6,314	467,988	799,099	1,159,622
Materials and supplies	8,864	108,645	35,945	145,703

Total Cost of Sales	15,178	576,633	835,044	1,305,325

GROSS PROFIT (DEFICIT)	259,701	427,562	832,825	914,305

EXPENSES

Depreciation and amortization	1,259	2,635	7,251	8,567
Marketing	3,205	29,280	62,572	240,102
Professional fees	82,534	30,388	232,891	175,374
Rent	-	9,951	12,304	28,765
Salaries and wages	-	172,665	-	686,129
Management fees	95,500	6,000	319,500	18,000
Bad debt expense	70,200	1,592	93,802	1,592
General and administrative	48,843	56,047	149,724	201,872

Total Expenses	301,541	308,558	878,044	1,360,401

INCOME (LOSS) FROM OPERATIONS	(41,840)	119,004	(45,219)	(446,096)

OTHER INCOME (EXPENSES)

Gain on litigation settlement	-	-	85,927	-
Gain (loss) on sale or disposal of equipment	-	-	-	(3,502)
Interest expense	(20,166)	(11,520)	(60,351)	(30,875)
Interest income	-	909	-	1,843

Total Other Income (Expense)	(20,166)	(10,611)	25,576	(32,534)

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS AND INCOME TAXES	$(62,006)	$108,393	$(19,643)	$(478,630)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	$(62,006)	$108,393	$(19,643)	$(478,630)

Income (Loss) from discontinued operations
(Note 3)	19,109	321,337	(47,239)	(1,064,083)

INCOME (LOSS) BEFORE INCOME TAXES	(42,897)	429,730	(66,882)	(1,542,713)

INCOME TAX EXPENSE	-	-	-	-

NET INCOME (LOSS)	$(42,897)	$429,730	$(66,882)	$(1,542,713)

BASIC AND DILUTED NET
INCOME (LOSS) PER SHARE:

Income (loss) per share on continuing
operations	$(0.00)	$0.00	$0.00	$(0.02)

Income (loss) per share on discontinued
Operations	(0.00)	0.02	(0.00)	(0.05)

Net loss per share	$(0.00)	$0.02	$(0.00)	$(0.07)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	21,290,000	21,290,000	21,290,000	21,254,066

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	21,290,000	22,109,000	22,450,000	21,254,066

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2007	21,290,000	$21,290	$1,877,426	$(52,487)	$(3,485,180)

Amortization of deferred equity
compensation (unaudited)	-	-	-	8,873	-

Grant of stock options for deferred
equity compensation (unaudited)	-	-	24,225	(24,225)	-

Cumulative effect of stock option
forfeitures (unaudited)	-	-	(24,538)	24,538	-

Net loss for the nine months
ended September 30, 2008
(unaudited)	-	-	-	-	(66,882)

Balance, September 30, 2008
(unaudited)	21,290,000	$21,290	$1,877,113	$(43,301)	$(3,552,062)

The accompanying notes are an integral part of these consolidated financial statements.

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(66,882)	$(1,542,713)
Less: loss from discontinued operations	(47,239)	(1,064,083)

Net Income (loss) before discontinued operations	(19,643)	(478,630)
Items to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation and amortization	7,251	8,567
Bad debt expense	93,802	6,592
Amortization of deferred equity compensation	8,872	10,521
Amortization of deferred debt issuance costs	4,200	-
Common stock issued for services	-	34,650
Loss on sale of fixed assets	-	3,502
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(16,586)	332,664
Decrease in supplies and inventory	-	4,130
Decrease in prepaid expenses	-	7,500
(Increase) decrease in other assets	28,523	(72)
Increase (decrease) in accounts payable and accrued expenses	(106,760)	16,230
Increase in interest payable – related party	7,249	25,320
Increase in interest payable	3,902	-
Increase in management fees payable	-	18,000
Increase (decrease) in deferred revenue	10,000	(300,000)

Net Cash Provided (Used) by Operating Activities	20,810	(311,026)

Net Cash Provided (Used) by Discontinued Activities	24,726	(791,867)

Total Net Cash Provided (Used) by Operating and
Discontinued Activities	45,536	(1,102,893)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	-	1,546
Purchases of fixed assets	-	(16,178)

Net Cash Used by Investing Activities
– Continuing Operations	-	(14,632)

Net Cash Provided by Investing Activities
– Discontinued Operations	-	-

Net Cash Used by Investing Activities	$-	$(14,632)

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES

Increase in cash overdraft	$-	$94,144
Proceeds from notes payable	-	400,000
Payments on notes payable	(1,153)	(1,109)
Proceeds from notes payable – related party	-	201,260
Payments on notes payable – related party	(49,465)	(132,000)

Net Cash Provided (Used) by Financing Activities	(50,618)	562,295

DECREASE IN CASH	(5,082)	(555,230)

CASH AT BEGINNING OF PERIOD	67,853	555,230

CASH AT END OF PERIOD	$62,771	$-

CASH PAID FOR:

Interest	$44,625	$16,155
Income taxes	$-	$-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2007 and the period ended September 30, 2008, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of September 30, 2008 (see note 3). Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores have been transferred to Melt Franchising, LLC.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. To date, Melt (FA) has sold forty-nine franchises of which twenty-two are operating, fourteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, four are in the process of finding suitable locations to operate their stores, two are in the process of building their stores and seven have closed their operations.

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method beginning when the assets are placed in service. Depreciation expense on assets used in continuing operations for the nine months ended September 30, 2008 and 2007 was $7,251 and $8,567, respectively.

c. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. During the nine months ended September 30, 2008 and 2007, the Company recognized $80,000 and $450,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f. Revenue Recognition (Continued)

Deferred Revenue

As of September 30, 2008 and December 31, 2007 the company maintained deferred revenue of $150,000 and $250,000, respectively. This represents franchise fees received, which have not been recognized as revenue.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $60,000 and $4,005 at September 30, 2008 and December 31, 2007, respectively, while bad debt expense on continuing operations totaled $94,652 and $1,592 for the nine months ended September 30, 2008 and 2007, respectively.

h. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the nine months ended September 30, 2008 and 2007 was $62,572 and $240,102, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

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

Melt Franchising, LLC (We) and Melt (California), Inc. (MCI) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents). On March 18, 2007, we and MCI filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. We and MCI also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with MCI; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of October 31, 2008, the demand is still pending.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 2 -	LITIGATION (CONTINUED)

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz. On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity. The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiff’s lawsuit. On or about August 26, 2008, Plaintiffs filed a Notice of Appeal.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery. On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery (collectively “PMI”) for significant violations of the franchise agreement. PMI filed a motion to dismiss. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered PMI to allow us to assume management of the store, cease using our marks, assign PMI’s lease for the store to us, and required PMI to sell all or any portions of the assets. On September 4, 2008, PMI filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. On September 18, 2008, PMI sought to modify the August 18, 2008 Order via ex parte application. On September 25, 2008, the Court denied PMI’s application. A trial date has been set for July 14, 2009.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz. On August 22, 2008, Jong Han (“Han”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court under matter 2 in this Note 2. Han seeks damages in an unspecified amount and injunctive relief under state franchise acts, restitution and injunctive relief under the unfair business practices act, damages and relief under the Cartwright Act, fraud, interference with prospective economic advantage, unjust enrichment, and declaratory relief. In October of 2008, the Company filed a Motion to Compel Arbitration.

Kang Won Lee and Yoo and Lee Enterprises v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Rick Zorehkey, and Eddie Ollman. On August 22, 2008, Kang Won Lee and Lee Enterprises (“Lee”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court under matter 2 in this Note 2. Lee seeks damages in an unspecified amount and injunctive relief under state franchise acts, restitution and injunctive relief under the unfair business practices act, damages and relief under the Cartwright Act, fraud, unjust enrichment, and declaratory relief. In October of 2008, the Company filed a Motion to Compel Arbitration.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 2 -	LITIGATION (CONTINUED)

Mayflower Emerald Sq. LLC v. Melt, Inc. and Melt (California) Inc. Superior Court of the State of Massachusetts, County of Bristol, Docket No. 08-00339-A. On March 20, 2008, Mayflower Emerald Sq. LLC (“Mayflower”) filed a breach of contract claim against our parent and MCI. This action relates to a store that never opened and resulting unpaid rent. Mayflower has claimed the net present value of the unpaid rent is $523,592.86. In May of 2008, Melt Inc filed a motion to dismiss the complaint. In September of 2008, the motion to dismiss was heard and the Court ordered Mayflower to amend its Complaint.

NOTE 3 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations related to construction and sale of store locations for franchisees, its “store in a box” program due to continuing losses. All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of September 30, 2008 and 2007. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	September 30,	December 31,
	2008	2007

ASSETS

Accounts receivable	$23,673	$55,347

LIABILITIES

Accrued expenses	$528,500	$407,250

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Nine Months Ended
	September 30,
	2008	2007

REVENUES

Franchise stores construction/equipment	$-	$2,228,071
Professional and finders fees	-	9,500

Total Revenues	-	2,237,571

COST OF SALES

Franchise stores construction/equipment costs	3,632	2,127,553
Professional and finders fees	-	57,000

Total Cost of Sales	3,632	2,184,553

GROSS PROFIT (DEFICIT)	$(3,632)	$53,018

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 3 -	DISCONTINUED OPERATIONS (CONTINUED)

	For the Nine Months Ended
	September 30,
	2008	2007

EXPENSES

Bad debt	$850	$202,574
Rent	124,238	683,471

Total Expenses	125,088	886,045

LOSS FROM OPERATIONS	(128,720)	(1,064,083)

OTHER INCOME (EXPENSE)

Loss on write-off of construction work in-process	-	231,056
Loss on disposal of assets	(15,690)	-
Gain on settlement of liabilities	97,171	-

Total Other Income (Expense)	81,481	(231,056)

LOSS FROM DISCONTINUED OPERATIONS	$(47,239)	$(1,064,083)

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting, as such, nine employees have either resigned or been terminated and forfeited a total of 1,520,000 options as of September 30, 2008. The Company initially deferred $172,264 in calculated fair value of the options expected to vest and amortized $12,112 of the value to expense during the year ended December 31, 2007. As a result of forfeitures being in excess of original expected amounts, the Company recorded a cumulative effect adjustment related to the excess forfeitures as a reduction of deferred equity compensation in the amount of $136,577 and reduced additional paid-in capital. During the nine months ended September 30, 2008, the Company derecognized $74 in expense associated with the options.

On April 1, 2008, the Company issued 500,000 stock options to a consultant with an exercise price of $0.20. The options have a five year term and vest over a 5 year period at a rate of 20% per year. The Company initially deferred $24,225 in calculated fair value of the options expected to vest and amortized $2,422 of the value to expense during the nine months ended September 30, 2008.

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and September 30, 2008 and changes during the periods is presented below:

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2007	390,000	$0.40	$0.20
Issued	500,000	0.20	0.10
Exercised	-	-	-
Forfeited	(190,000)	0.40	0.20
Expired	-	-	-

Outstanding, September 30, 2008	700,000	$0.34	$0.17

Exercisable, September 30, 2008	50,000	$0.40	$0.20

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	9/30/08	Life	Price	9/30/08	Price

$ 0.20 - 0.40	700,000	4.21	$0.34	50,000 $	0.40

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	2.58 - 4.54%
Expected lives	5 years
Expected volatilities	50 - 202%
Dividend yields	0.00%
Expected remaining forfeitures	50%

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of September 30, 2008 and December 31, 2007 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Fair Value

Outstanding, December 31, 2007	460,000	$1.00	$0.25
Issued	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-

Outstanding, September 30, 2008	460,000	$1.00	$0.25

Exercisable, September 30, 2008	460,000	$1.00	$0.25

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants (Continued)

	Outstanding			Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	9/30/08	Life	Price	9/30/08	Price

$1.00	460,000	0.06	$1.00	460,000	$1.00

NOTE 5 -	RELATED PARTY TRANSACTIONS

Management Fees

During the nine months ended September 30, 2008, the Company paid Chill, Inc., a related party company, a management fee of $319,500 representing the salaries, wages, benefits and overhead expenses related to the operation of the Company during the period. Early in 2008, the Company ceased accruing management fees to the Company’s President and began paying his salary as part of the management arrangement with Chill, Inc.

Notes Payable

During the period September 30, 2008, the Company repaid $49,465 of its note payable to its President. The note balance and accrued interest at September 30, 2008 was $100,000 and $81,938, respectively.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2008 and December 31, 2007

NOTE 7 -	GOING CONCERN (CONTINUED)

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

Results of Operations

Three month Summary ending September 30, 2008 and 2007

	Three Months Ended
	September 30
	2008	2007
Revenue	$274,879	$1,004,195
Cost of Sales	$15,178	$576,633
Operating Expenses	$301,541	$308,558
Net Income (Loss)	$(42,897)	$429,730

Expenses

Our operating expenses for the three month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	September 30
	2008	2007
Depreciation and Amortization	$1,259	$2,635
Marketing	$3,205	$29,280
Professional Fees	$82,534	$30,388
Rent	$-	$9,951

Salaries and Wages	$-	$172,665
Management fees	$95,500	$6,000
Bad debt expense	$70,200	$1,592
General and administrative	$48,843	$56,047

Operating expenses for the three months ended September 30, 2008, decreased by 2% as compared to the comparative period in 2007 primarily as a result of a 100% reduction in salaries and wages, partially offset by the increase in management fees, a 4,310% decrease in bad debt and a 89% reduction in marketing expense.

Revenue

Our revenue for the three month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended
	September 30
	2008	2007
Food and beverage sales	$54,511	$594,660
Royalty and marketing fees	$159,324	$167,660
Franchise fees	$40,000	$225,000
Equipment sales	$18,680	$-
Miscellaneous finders and
professional fees	$2,364	$16,875

Revenue for the three month period ended September 30, 2008, decreased by 54% as compared to the comparative period in 2007 primarily as a result of a 92% decrease in food and beverage sales and a 82% decrease in franchise fees. During this quarter Melt Franchasing LLC decided to phase out selling food and beverages to its franchisees, this phase out will be completed by December 31, 2008. The franchisees will be purchasing product directly from the distributors.

Nine month Summary ending September 30, 2008 and 2007

	Nine Months Ended
	September 30
	2008	2007
Revenue	$1,667,869	$2,219,630
Cost of Sales	$835,044	$1,305,325
Operating Expenses	$878,044	$1,360,401
Net Loss	$(66,882)	$(1,542,713)

Expenses

Our operating expenses for the nine month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Nine Months Ended
	September 30
	2008	2007
Depreciation and Amortization	$7,251	$8,567
Marketing	$62,572	$240,102
Professional Fees	$232,891	$175,374
Rent	$12,304	$28,765
Salaries and Wages	$-	$686,129
Management fees	$319,500	$18,000
Bad debt expense	$93,802	$1,592
General and administrative	$149,724	$201,872

Operating expenses for the nine month period ended September 30, 2008, decreased by 35% as compared to the comparative period in 2007 primarily as a result of a 100% reduction in salaries and wages and a 74% reduction in marketing expense, partially offset by a 1,675% increase in management fees and a 5,792% increase in bad debt.

Revenue

Our revenue for the nine month periods ended September 30, 2008 and 2007 are outlined in the table below:

	Nine Months Ended
	September 30
	2008	2007
Food and beverage sales	$958,092	$1,332,011
Royalty and marketing fees	$470,682	$390,089
Franchise fees	$80,000	$450,000
Equipment sales	$112,776	$-
Miscellaneous finders and
professional fees	$46,319	$47,530

Revenue for the nine months ended September 30, 2008, decreased by 29% as compared to the comparative period in 2007 primarily as a result of a 28% decrease in food and beverage sales and a 82% decrease in franchise fees, partially offset by a 21% increase in royalty and marketing fees.

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

Liquidity and Financial Condition

Working Capital
	At	At December	Percentage
	September	31, 2007	Increase/(Decrease)
	30, 2008
Current Assets	$94,633	$176,931	(47)%
Current Liabilities	$922,359	$1,156,885	(20)%
Working Capital	$(827,726)	$(979,954)	(16)%

Cash Flows
	At	At December
	September	31, 2007
	30, 2008
Net Cash Provided (Used) by Operating Activities	$45,536	$(865,558)
Net Cash Provided (Used) by Investing Activities	$-	$(10,228)
Net Cash Provided (Used) by Financing Activities	$(50,516)	$388,409
(Decrease) In Cash	$(5,082)	$(487,377)

As of September 30, 2008, our company had a working capital deficit of $(827,726). We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Depreciation and Amortization	$5,000
Marketing	$80,000
Professional Fees	$85,000
Rent	$60,000
Management fees	$480,000
Bad debt expense	$10,000
Interest	$60,000
General and administrative	$120,000
Total	$900,000

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

As of September 30, 2008, the end of the period covered by this report, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Melt Franchising, LLC (We) and Melt (California), Inc. (MCI) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents). On March 18, 2007, we and MCI filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. We and MCI also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with MCI; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of October 31, 2008, the demand is still pending.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz. On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity. The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiff’s lawsuit. On or about August 26, 2008, Plaintiffs filed a Notice of Appeal.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery. On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery (collectively “PMI”) for significant violations of the franchise agreement. PMI filed a motion to dismiss. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered PMI to allow us to assume management of the store, cease using our marks, assign PMI’s lease for the store to us, and required PMI to sell all or any portions of the assets. On September 4, 2008, PMI filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. On September 18, 2008, PMI sought to modify the August 18, 2008 Order via ex parte application. On September 25, 2008, the Court denied PMI’s application. A trial date has been set for July 14, 2009.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz. On August 22, 2008, Jong Han (“Han”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court as previously discussed. Han seeks damages in an unspecified amount and injunctive relief under state franchise acts, restitution and injunctive relief under the unfair business practices act, damages and relief under the Cartwright Act, fraud, interference with prospective economic advantage, unjust enrichment, and declaratory relief. In October of 2008, the Company filed a Motion to Compel Arbitration.

Kang Won Lee and Yoo and Lee Enterprises v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Rick Zorehkey, and Eddie Ollman. On August 22, 2008, Kang Won Lee and Lee Enterprises (“Lee”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court as previously discussed. Lee seeks damages in an unspecified amount and injunctive relief under state franchise acts, restitution and injunctive relief under the unfair business practices act, damages and relief under the Cartwright Act, fraud, unjust enrichment, and declaratory relief. In October of 2008, the Company filed a Motion to Compel Arbitration.

Mayflower Emerald Sq. LLC v. Melt, Inc. and Melt (California) Inc. Superior Court of the State of Massachusetts, County of Bristol, Docket No. 08-00339-A. On March 20, 2008, Mayflower Emerald Sq. LLC (“Mayflower”) filed a breach of contract claim against our parent and MCI. This action relates to a store that never opened and resulting unpaid rent. Mayflower has claimed the net present value of the unpaid rent is $523,592.86. In May of 2008, Melt Inc filed a motion to dismiss the complaint. In September of 2008, the motion to dismiss was heard and the Court ordered Mayflower to amend its Complaint.

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

MELT INC.
(Registrant)

Dated: November 13, 2008	/s/ Clive Barwin
Clive Barwin
President, CEO, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)