Form 10-K
period 2008-12-31
MELT INC
filed 2009-04-02
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 333-109990

MELT INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31556 Loma Linda Rd., Temecula, CA	92592
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(310) 601-7907

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [   ]    No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 6, 2009 was $308,100
based on a $0.02 closing price for the Common Stock on February 6, 2009 (the last day on which there was a trade). For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

21,290,000 Common Shares issued & outstanding as of March 20, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.             Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate Overview

The address of our principal executive office is 31556 Loma Linda Rd, Temecula, CA 92592. Our telephone number is (310) 601-7907.

Our common stock is quoted on the OTC Bulletin Board under the symbol “MLTC”.

Corporate History

Melt Inc. was incorporated in the State of Nevada on July 18, 2003 with the intention of being a non-operational holding company, and establishing or purchasing brands that it could license to its subsidiaries or other companies.

On August 6, 2003, a wholly owned subsidiary Melt CA was formed in the State of California with the intent to commence operations as an owner/operator of gelato bars and coffee shops, under license of the Melt brand, which it obtained from its holding company. The first corporate owned retail store was opened on November 28, 2003.

On February 26, 2005 Melt Franchising LLC was incorporated in the state of Nevada with the intent of licensing, selling and supporting individuals and corporations to become franchisees of the brands established or obtained by Melt Inc.

On July 27, 2004, Villa Melt LLC was incorporated in the State of California for the purpose of operating retail gelato bars as a joint venture with our supplier. Upon incorporation and until August 22, 2006, we owned 50% of the equity, the other 50% was owned by a previous supplier of our company (Dolci Dolci LLC). On August 22, 2006, we sold our entire interest in this company.

Our Current Business

Through our wholly-owned subsidiary, Melt Franchising LLC, we franchise retail gelato bars and quick casual restaurants under the name of "Melt-gelato italiano®",“Melt – café & gelato bar®”, and “Melt gelato and crepe cafe®.” Our main business strategy is licensing our brand and business methodology through Melt Franchising to franchise owned and operated stores. In March 2005, Melt Franchising filed Franchise Disclosure Documents, which allowed it to offer franchises in those states that do not require registration and in California. Currently, we are approved to sell franchises in New York, California, Maryland, Virgina and Illinois as well as in the those states that do not require franchisors to file separate Franchise Disclosure Document offerings.

As of April 2005, we embarked on a strategy to grow our business through the sale of franchises. We commenced marketing in July 2005 and have entered into 49 franchise agreements as of December 31, 2008. Of the forty-nine franchise agreements sold, twenty-two stores are currently open and operating, sixteen in California, two in Arizona, one in Massachusetts, one in Illinois, one in Virginia and one in Connecticut. Eight stores have closed and fifteen agreements have been terminated due to franchisees not finding suitable locations within the time period allowed. As of December 31, 2008, we have entered into four franchise agreements for an additional four stores, which we expect to open in 2009. In 2008, three new franchise owned stores were opened and four closed. In 2007, we opened twelve stores and closed four stores. In 2008, we reduced the pace of our growth with the intention of solidifying our operations and procedures, improving our in-store and retail marketing program, and fine tuning the look and feel of the stores. We have now substantially completed our new look and feel, together with adding a number of new products, and will be ready to resume our pace of growth towards the third quarter of 2009 assuming the general economy has improved.

Our subsidiary, Melt CA, was previously responsible for owning and operating corporate owned gelato bars, and constructing gelato bars, for and on behalf of, franchisees. Currently, our company does not own or operate any gelato bars. As of September 2007, we discontinued all operations of Melt CA, and no longer offer the services of constructing stores for our franchisees, due to continuing losses and infrastructure requirements. We currently do not plan on owning/operating any corporate owned stores.

On May 28, 2006, we entered into an asset purchase agreement and bill of sale for our corporate owned store located in the Galleria at Tyler, Riverside, CA. As a result of this transaction, a gain on sale of equipment of $94,592 was recorded in the second quarter of 2006. With the sale of this subsidiary, our company no longer has any company operated locations.

Sources of Revenue

Our current revenue stream is derived from several sources generated by our subsidaries. Melt Franchising LLC generates revenue by charging an initial franchise fee to new franchisees and by charging franchisees a recurring royalty and marketing fee based on sales made at franchisee owned and operated stores. Melt Franchising LLC also sold food and beverages to franchise owned and operated stores, however, as of October 2008, we stopped selling food and beverages to franchise owned and operated stores. In 2007, Melt (California) Inc. generated a portion of its revenue from the management of the construction of retail locations and the sale of equipment to franchisees; however, as of September 30, 2007, Melt CA discontinued these operations.

Products

Our company generates its revenue from franchise fees, royalties and marketing fees. The products sold in the stores owned by the franchisees include gelato, sorbetto, crepes, panini, salads, smoothies, coffee, sodas, and other food related items.

Principal Markets and target customer

In 2008, our franchisees owned and operated stores in Arizona, California, Connecticut, Illinois, Massachusetts, and Virgina. Our initial strategy was to license stores to operate in major regional shopping malls; however, in 2008 we started allowing franchisees to open up stores outside of major regional shopping malls and will continue to focus on this strategy as we are confident that our new look and feel, together with the products we now offer, allow us to create a destination point as opposed to an impulse buy. The appeal of our product and concept allows us to target a broad range of customers comprised of males and females of all ages and all incomes, however, we will primarily concentrate in areas that have a joint family income of $75,000 and greater.

Principal Suppliers

We currently obtain our main products from two suppliers. We believe our suppliers have the capability to increase production to meet our needs now and in the future.

Competition

The quick service and quick casual service food sector is characterized by intense and substantial competition. We believe that our business competes with large and established ice cream retailers such as Ben & Jerry's, Haagen-Dazs, Dreyer’s, Baskin-Robbins, Dairy Queen and Cold Stone Creamery Company, as well as other small to medium sized ice cream and yogurt business entities that provide similar products, as well as other quick service and quick casual food retailers. Direct competition with retail food stores that market and sell Italian ice cream (gelato) is, however, limited to a few companies with less than 40 stores and individual business people that have one to a few gelato bars. The market is growing at a rapid rate and new gelato bars are opening up in various markets across the country.

Employees

As of December 1, 2007, we entered into an agreement with Chill Inc. whereby all employees of our company and our subsidiaries were transferred to Chill Inc. This was done to simplify the operations at Melt and to reduce audit and other costs. Chill Inc. is a non-arms length company in that Clive Barwin and Brandon Barwin are shareholders of Chill Inc. As a result of this agreement, we are not subject to collective bargaining agreements.

Our officers and management roles are divided as follows:

President, Chief Executive Officer, Secretary and Chief Financial Officer – Clive Barwin, has direct responsibility for overall management, marketing, finance, product and business development.

Vice-President (Operations) – Brandon Barwin, has direct responsibility for operations of franchise owned stores and product development.

Vice President and General Counsel – Josiah J. Puder, Esq., manages our company’s legal affairs and assists in the strategic development of our company.

Growth Strategy

Our plan for the year ending 2009 includes opening six franchise owned and operated stores in three states. During 2008, we dramatically curtailed our growth to allow us time to solidify the financial affairs of our business spend time improving the look and feel of the stores, and improve our operations, procedures and marketing departments before expanding at a rapid rate. Now that we have substantially completed these objectives, our plan is to once again resume our expansion plans; in a strategic and focused fashion. Commencing in the third quarter of 2009, (assuming the general state of the economy is strengthening), we will resume marketing to recruit new franchisees, and thus expect to open 18 new franchise owned stores in

2010. During the years ahead, we plan on being more selective when qualifying individuals who would like to become franchisees, with the additional intention of reducing the number of failing or underperforming stores. We also plan to license the brand to master franchisees in the Middle East and in Korea, thus entering into international markets as well.

Government Regulation

We are in the perishable food industry. The development, manufacture and marketing of products sold by our company is subject to extensive regulation by various government agencies, including the U.S. Federal Trade Commission, Franchise Trade Commission as well as various state and local agencies including state health department and building departments. To date, we believe we have been able to satisfy all the requirements of these departments.

Intellectual Property

Melt Inc. has registered the following service or trade marks “M Melt” ®, ‘Melt – gelato italiano”®. “Melt – café & gelato bar®” and “Melt – gelato and crepe café®”. Melt Franchising has obtained a license from Melt Inc. to franchise these marks. These measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon, or otherwise decrease the value of our trademark/service marks and other proprietary rights. We are not aware that our products or proprietary rights infringe the proprietary rights of any third parties.

We do not rely on trade secrets to protect our intellectual property. We do not execute confidentiality and non-disclosure agreements with our own staff, however, as part of our franchise agreement our franchisees are required to execute confidentiality, non-disclosure, and non-competition agreements. We believe our success depends on the knowledge, experience, and commitment of our management team and on the success of our franchisees.

REPORTS TO SECURITY HOLDERS

We are not required to deliver an annual report to our stockholders, but will voluntarily send an annual report, together with our annual audited financial statements upon request. We are required to file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission. Our Securities and Exchange Commission filings are available to the public over the Internet at the SEC's website at http://www.sec.gov.

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

Item 1A.           Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

Risks Related to our Business

We commenced our business operations in July, 2003 and opened our first retail store in November, 2003 and thus have a limited operating history. If we cannot successfully manage the risks normally faced by early stage companies, our business may fail.

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

Our service/trademarks “M Melt®” "Melt-gelato italiano®", “Melt – café & gelato bar®”, and “Melt – gelato and crepe café®” have been registered with the US Patent & Trade Mark Office. However, these measures may not be adequate to prevent the unauthorized use of our trade names. We may be unable to prevent third parties from acquiring and using names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties; require expenditure of significant resources to develop non-infringing trade name and trademarks, any of which could have a material adverse effect on our business, operating results and financial condition.

The franchising industry is a highly litigious industry and almost all franchisors have one or many lawsuits filed against it. If we have many lawsuits filed against us, we may be required to incur substaintial costs to defend them, which might result in the loss of some or all of your investment in our common stock.

Although we engage in ethical business practices at all times and adhere to all the rules and regulations governed by the franchise act, due to the litigious nature of our industry we could have more lawsuits filed against us. . Any litigation, by or against us, could be time consuming and costly to instuite or defend, and divert our attention and resources. An adverse outcome in litigation could have a material adverse effect on our business, operating results and financial condition.

The establishment and maintenance of the brand identity “Melt” is critical to our future success. If we are unable to promote and maintain our “Melt” brand, our business could fail.

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

We believe that establishing and maintaining the brand identity of our products will increase the appeal of our products to prospective customers. Consumer recognition and a preference of our "Melt" brand products over similar products offered by our competition will be critical to our future success. Promotion and enhancement of our gelato and related products will depend largely on our success in continuing to provide high quality products and service. In order to attract and retain customers and to promote and maintain our "Melt" brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our customers. Currently, given the large number of factors and variables in achieving and maintaining consumer recognition and brand loyalty, we cannot anticipate or estimate how much we may be required to spend to establish such loyalty. If we are unable to provide high quality products, or otherwise fail to promote and maintain our "Melt" brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may not be able to successfully implement our business plan and achieve a profitable level of operations.

Due to the nature of our products, we will be subject to specific risks unique to the retail frozen desert industry.

Specialty retail food businesses such as ours are often affected by changes in consumer and competitive conditions, including changes in consumer tastes; national, regional, and local economic conditions and demographic trends; and the type, number, and location of competing businesses. Adverse publicity resulting from food quality, illness, injury, or other health concerns or operating issues stemming from one of our products may adversely affect our retail operations. We, as well as our competitors, are subject to the foregoing risks, the occurrence of any of which would impair or prevent our efforts to establish and expand our frozen dessert operations. The occurrence of such risks may result in an investor losing some or all of their investment in our common stock.

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

A number of our competitors are well established, substantially larger, and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. These existing and future competitors may be able to respond more quickly than us to new or changing opportunities, product and customer requirements, and may be able to undertake more extensive promotional activities, offer more retail locations to customers and adopt more aggressive pricing policies than we do. Increased competition by these existing and future competitors could materially and adversely affect our ability to commence, maintain, or expand our operations.

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

Our officers and directors, in the aggregate, beneficially own 29.93% of the issued and outstanding shares of our common stock. In addition, Glynis Sive, the spouse of Clive Barwin, beneficially owns 9.34% of the issued and outstanding shares of our common stock. As a result, these individuals have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and Glynis Sive can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we might not have sufficient insurance to cover any losses that may arise, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. At the moment, we do not carry directors and officers insurance nor do we cover insurance for lawsuits brought against our company or our directors. Should uninsured losses occur, purchasers of our common stock could lose their entire investment.

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

Risks Related to our Securities

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

Item 2.             Properties

Our main office is located at 31556 Loma Linda, Temecula, CA 92592. We do not expect to lease any new facilities in the near future.

We have three non cancellable operating leases for stores which we assigned to franchisees in California, one store lease that we have sub-let to a franchisee in California and one store lease in California that we are the guarantor. The leases have terms of up to 10 years, call for monthly rental payments of between $5,000 and $12,000, and are subject to annual consumer price index inflation increases. The leases contain no renewal options.

Our subsidiary Melt CA entered into six leases which were terminated prior to the expiry of the lease. Melt CA has accrued a total of $525,000 ($401,000 at the end of 2007) in expected settlement costs relating to these leases in the accrued expenses of discontinued operations as of December 31, 2008.

Item 3.             Legal Proceedings

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and Melt CA filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. We and Melt CA also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with Melt CA; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of December 31, 2008, the demand is still pending.

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

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity. The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim are in the processes of withdrawing their appeals.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets. On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. Melt filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of December 31, 2008, this case is in the discovery phase.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court. On or about December 8, 2008, the Court granted our motion to compel arbitration. As of February 20, 2009 no arbitration has been filed.

Kang Won Lee and Yoo and Lee Enterprises v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Rick Zorehkey, and Eddie Ollman.

On August 22, 2008, Kang Won Lee and Lee Enterprises filed a Complaint against us similar to the purported class action suit that was dismissed by the Court described above. In November of 2008, the parties withdrew their complaint against our company.

Yon Ho Kim and Young Suk Kim v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Eddie Ollman, and Michael Zorehkey.

On or about December 3, 2008, Ho Kim and Suk Kim filed a Complaint against us similar to the purported class action suit that was dismissed by the Court described above. On or about February 8, 2009, the Court granted our motion to compel arbitration. On March 29, 2009 the parties settled this matter.

Mayflower Emerald Square LLC v. Melt Inc and Melt (California), Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt CA and our company for early termination of a lease in North Attleboro, MA. The lease was signed by Melt CA only, however, the plaintiff claims Melt CA was acting as an agent of our company and thus has named Melt Inc. as a defendant. Melt Inc has filed a motion to dismiss, which has been heard by the court and the decision is pending.

Gain on settlement of dispute

On April 15, 2008, our company settled a dispute with one of our franchisees for the amount of $85,000. The dispute arose based upon the franchisee’s breach of the non-competition clause in the franchise agreement.

Item 4.             Submissions of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders either through solicitation of proxies or otherwise in the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.             Market for Common Equity and Related Stockholder Matters

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “MLTC.” The following quotations obtained from Stockwatch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
December 31, 2008	$0.05	$0.01
September 30, 2008	$0.24	$0.05
June 30, 2008	$0.30	$0.30
March 31, 2008	$0.49	$0.40
December 31, 2007	$0.40	$0.11
September 30, 2006	$0.53	$0.43

(1)             Our common shares were initially approved for quotation on the OTC Bulletin Board on June 27, 2005 under the symbol “MLTC”.

Our common shares are issued in registered form. Nevada Agency & Trust Co., 50 West Liberty, Suite 800, Reno, NV 89501 (Telephone 775-322-0626, Facsimile 775-322-5623) is the registrar and transfer agent for our common shares. On February 10, 2009, the shareholders' list of our common shares showed 73 registered shareholders and 21,290,000 shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003. There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock. However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	N/A	N/A	N/A

Equity compensation plans not approved by security holders	3,000,0000	0.34	2,300,000

Total	3,000,000	N/A	2,300,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2008.

Recent Sales of Unregistered Securities

None

Item 6.             Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2008 and December 31, 2007 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership, operation and franchising of Italian style ice cream and coffee shops (gelaterias) and quick casual restaurants offering for sale Italian gelato (ice cream), gelato, sorbetto, crepes, paninis, salads, smoothies, coffee, sodas, and other food related items.

Our revenue from continuing operations consists of royalties earned from franchise owned retail stores, franchise fees charged to new franchisees, and sale of products to franchise owned and operated stores. Our first store opened on November 28, 2003 in Palm Desert, California and since then we opened three corporate owned stores, of which we sold our interest in two of them and closed one. Our first franchised store was opened in Glendale, California in November 2004, and since then we have opened a total of 30, of which eight have closed. During fiscal 2008, three new franchise owned stores opened and four closed.

Results of Operations

	Year Ended
	December 31
	2008	2007

Sales	$1,887,663	$3,001,700

Cost of Sales	$870,034	$1,630,371

Operating Expenses	$1,051,031	$1,626,212

Net Loss	$103,143	$1,641,970

Total revenue from continuing operations for the year ended December 31, 2008 was $1,887,663, compared to $3,001,700 for the year ended December 31, 2007, a decrease of 37%. The decrease in revenue is due to: i) the decrease in the number of new franchised owned stores; and ii) decrease in food and beverage sales. As of October 2008, we stopped selling food and beverages to the stores.

During the period ending December 31, 2008, no new corporate owned stores were opened and three new franchises owned stores were opened, for a total of twenty two franchise stores open at the end of the year. During the period ending December 31, 2007, no new corporate owned stores were opened and twelve new franchise owned stores were open, for a total of twenty three franchise stores open at the end of the year.

We posted a net loss from continuing operations of $21,412 for the year ended December 31, 2008 and a total net loss of $103,143 compared to a net loss from continuing operations of $329,834 and a total net loss of $1,641,970 for the year ended December 31, 2007. The principal decrease in the net loss was due to the store in the box program, which resulted in a loss of $81,731 compared to $1,312,136 in the prior year, a decrease in salaries and wages from $766,698 in the prior year to $0 in 2008, offset by an increase of $364,500 in management fees and an decrease in marketing expenses from $272,871 in the prior year to $79,442 in 2008.

Expenses

Cost of sales for continuing operations for the year ended December 31, 2008 amounted to $870,034 or 46% of sales compared to $1,630,371 or 54% for the year ended December 31, 2007. The decrease in the cost of sales is directly related to our decrease in sales of food and beverage to franchise stores. The decrease in percentage cost of sales to sales is due primarily to a change in the mix of the revenue from the different primary sources.

Total expenses from continuing operations for the year ended December 31, 2008 were $1,051,031 compared to $1,626,212 for the year ended December 31, 2007. The decrease is mainly due to the decrease in salaries and wages and marketing expense as a result of the company’s mandate to curtail its expansion plans, while at the same time improving its operational efficiencies.

Salaries and wages from continuing operations amounted to $0 for the year ended December 31, 2008 as compared to $766,698 in 2007, while management fees amounted to $415,000 for the year ended December 31, 2008 compared to $50,500 in 2007. The net decrease is primarily due to the exit of head office executives hired to support the growth of the store construction concept, which was discontinued toward the end of 2007.

Marketing expenses from continuing operations amounted to $79,442 for the year ended December 31, 2008 as compared to $272,871 for the year ended December 31, 2007. The decrease in expense was primarily driven by management’s hiring of an investor relations firm and a public relations firm during 2007. These firms were not retained for the entire year of 2008.

General and administrative expenses from continuing operations amounted to $165,234 for the year ended December 31, 2008 as compared to $241,089 for the year ended December 31, 2007. The decrease is due to a focused effort to reduce general operating costs to achieve profitability. Our general and administrative expenses consisted of travel expenses, office supplies, data processing, and miscellaneous expenses.

Depreciation and amortization from continuing operations amounted to $8,581 for the year ended December 31, 2008 compared to $12,143 for the year ended December 31, 2007. The decrease is due to the sale and disposal of equipment during the year.

During the year ended December 31, 2008, we paid $415,000 in management fees to Chill, Inc., a related party company owned and operated by the management of Melt, compared to $100,000 paid to Brandon Barwin, $24,000 accrued to Clive Barwin and $26,500 in management fees to Chill, Inc. for the year ended December 31, 2007. As of December 1, 2007, all employees of Melt were transferred to the employment of Chill, Inc. and their wages are being paid by Chill, Inc. and charged to our company in the form of a management fee.

We have incurred $311,266 in professional fees for audit and accounting, computer services and legal fees for the year ended December 31, 2008, primarily in connection with the preparation and filing of our reports required for the SEC, expanding our Franchise Disclosure Documents to three additional registration states and to defend against litigation brought against our company and some of our officers.

Liquidity and Financial Condition

Working Capital

	At December 31,	At December 31,
	2008	2007
Current Assets	$72,799	$176,931
Current Liabilities	$743,004	$843,531

	At December 31,	At December 31,
	2008	2007

Working Capital	$(670,205)	$(666,600)

Cash Flows
		At December 31,	At December 31,
		2008	2007
Net Cash provided (Used) by Operating Activities		$81,469	$(151,157)
Net Cash Provided (Used) by Discontinued		$(38,779)	$(714,401)
Operations
Net Cash Provided (Used) by Operating Activities		42,690	(865,558)
Net Cash Provided (Used) by Investing Activities	$	Nil	$(10,228)
Net Cash Provided (Used) by Financing Activities		$(50,618)	$388,409
Net Increase (Decrease) in Cash		$(7,928)	$(487,377)

At December 31, 2008, we had continuing operations working capital deficit of $670,205 compared to a deficit of $666,600 for the year ended December 31, 2007. The decrease was mainly due to a reduction of accounts payable and related party payable of $46,528, partially offset be a reduction of accounts receivable of $96,204 and a reduction in deferred revenue of $40,000.

At December 31, 2008, our total assets from continuing operations were $92,866, of which $59,925 consisted of cash, $12,874 consisted of receivables and $20,067 consisted of deferred debt issue costs. There were no assets from discontinued operations at December 31, 2008.

At December 31, 2008, our total liabilities from continued operations were $1,143,004, of which $743,004 are current liabilities and $400,000 is long-term debt.

As at December 31, 2008, we owe $282,630 related to short-term operating loans and $88,000 in management fees to an officer and director.

Future Financings

The year 2008 was a transition year for our company. At the beginning of the year, we decided to scale down our company with the intent of perfecting the look and feel of our stores, products sold in our stores, and our operations and marketing departments. We reduced our operating and overhead expenses dramatically and simplified operations with the intent of making our company profitable. These plans were aimed at creating a strong platform to allow us to once again be able to aggressively grow the franchise network in 2009.

Presently, we have insufficient revenue and cash flow to support our operation. Management is in the process of creating a plan for the raising of additional capital to help us get through 2009.

Immediate Objectives

Our primary objective for the twelve month period ending December 31, 2009 will be to create a solid base that will allow us to re-start our planned expansion program in 2009 and reduce costs with the intention of getting our company closer to a breakeven point.

We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. Our expansion and marketing efforts to attract new franchisees will be greatly curtailed until we reach some of the goals mentioned in the above section entitled Future Financings.

Retail Locations

Our business plan for 2009 envisions opening six new franchise owned stores and no corporate owned stores.

Promotion

Our marketing efforts in 2009 will be focused towards improving our in-store marketing campaign with the intent of improving sales at the store level.

Personnel

As part of our cost cutting efforts, we have transferred all of our employees to Chill Inc. and have entered into an agreement whereby Chill Inc. will perform all management related functions for the group. Chill Inc. currently employs three full time employees who work full time on behalf of our company. The functions that these employees perform are: Clive Barwin, President & CEO, Chief Financial Officer and Secretary; Brandon Barwin, Vice President Operations and Josiah J. Puder, Vice President & General Counsel. These employees handle all of the responsibilities of our company. In addition, Clive Barwin, our President and Chief Executive Officer, provides us with capital raising services. We may choose to compensate the Chill Inc. employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates

Revenue Recognition

Our revenues are derived primarily from franchisee fees, royalties and marketing fees from franchise owned stores, from the sale of food and beverages to franchise owned stores, and previously from the sale of the operation of corporate owned retail stores, including revenue from store development, acquisition and construction services on behalf of its franchisees.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS No. 141(R) establishes how the acquirer of a business should recognize, measure and disclose in its financial statements the identifiable assets and goodwill acquired, the liabilities assumed and any noncontrolling interest in the acquired business. SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on our historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in our financial reporting practices.

In May of 2008 the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises” (SFAS No. 163). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 163 is not expected to have a material impact on our financial statements.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.             Financial Statements and Supplementary Data

Our consolidated audited financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report, dated March 31, 2009.

Consolidated Audited Balance Sheets as at December 31, 2008.

Consolidated Audited Statements of Operations for the year ended December 31, 2008 and for the year ended December 31, 2007.

Consolidated Audited Statements of Changes in Stockholders' Equity for the year ended December 31, 2008 and for the year ended December 31, 2007.

Consolidated Audited Statements of Cash Flows for the year ended December 31, 2008 and for the year ended December 31, 2007.

Notes to the Consolidated Financial Statements.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Melt, Inc. and Subsidiaries
Temecula, California

We have audited the accompanying consolidated balance sheets of Melt, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Melt, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Melt, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and has a deficit in working capital, raising substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ Associates & Consultants, LLP
HJ Associates & Consultants, LLP
Salt Lake City, Utah
March 31, 2009

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS

Cash	$59,925	$67,853
Receivables, net of allowance of $1,005 and $4,005,
respectively	12,874	109,078

Total Current Assets	72,799	176,931

FIXED ASSETS, NET (Note 2)	-	46,807

OTHER ASSETS

Trademark, Net	-	661
Deposits	-	28,523
Debt issuance costs (Note 6)	20,067	25,667

Total Other Assets	20,067	54,851

ASSETS OF DISCONTINUED OPERATIONS (Note 8)	-	55,347

TOTAL ASSETS	$92,866	$333,936

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2008	2007

CURRENT LIABILITIES

Accounts payable	$130,505	$159,501
Accounts payable – related party	-	17,532
Accrued expenses	15,000	444
Accrued management fees – related party (Note 2)	88,000	88,000
Notes payable- related party (Note 2)	100,000	149,465
Accrued interest - related party (Note 2)	81,263	74,689
Notes payable	182,630	185,431
Accrued interest	45,606	28,469
Deferred revenue	100,000	140,000

Total Current Liabilities	743,004	843,531

LONG-TERM LIABILITIES

Notes payable	400,000	408,752

LIABILITIES OF DISCONTINUED OPERATIONS (Note 7)	679,722	720,604

TOTAL LIABILITIES	1,822,726	1,972,887

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 and 21,290,000 shares issued and
outstanding, respectively	21,290	21,290
Additional paid-in capital	1,877,113	1,877,426
Deferred equity compensation	(39,940)	(52,487)
Accumulated deficit	(3,588,323)	(3,485,180)

Total Stockholders’ Equity (Deficit)	(1,729,860)	(1,638,951)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$92,866	$333,936

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2008	2007
REVENUES

Food and beverage sales	$1,019,196	$1,814,364
Franchise fees	130,000	575,000
Royalty and marketing fees	616,571	556,638
Equipment sales	54,322	-
Miscellaneous finders and professional fees	67,574	55,698

Total Revenues	1,887,663	3,001,700

COST OF SALES

Cost of food and beverage	830,594	1,596,052
Materials and supplies	39,440	34,319

Total Cost of Sales	870,034	1,630,371

GROSS PROFIT	1,017,629	1,371,329

EXPENSES

Marketing	79,442	272,871
Bad debt expense	45,927	4,005
Depreciation and amortization	8,581	12,143
Professional fees	311,266	240,225
Rent	25,581	38,681
Salaries and wages	-	766,698
Management fees	415,000	50,500
General and administrative expenses	165,234	241,089

Total Expenses	1,051,031	1,626,212

LOSS FROM OPERATIONS	(33,402)	(254,883)

OTHER INCOME (EXPENSES)

Interest income	-	1,432
Interest expense	(73,937)	(73,009)
Gain on litigation settlement	85,927	-
Loss on sale of fixed assets	-	(3,374)

Total Other Income (Expenses)	11,990	(74,951)

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)

	For the Year Ended
	December 31,
	2008	2007
LOSS BEFORE DISCONTINUED
OPERATIONS	$(21,412)	$(329,834)

LOSS FROM DISCOUNTED OPERATIONS (NOTE 7)	81,731	1,312,136

NET LOSS	$(103,143)	$(1,641,970)

BASIC AND DILUTED NET LOSS PER SHARE:

Loss per share on continuing operations	$(0.00)	$(0.02)
Loss per share on discontinued operations	(0.00)	(0.06)

Net loss per share	$(0.00)	$(0.08)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	21,290,000	21,263,123

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2006	21,200,000	$21,200	$1,767,017	$-	$(1,843,210)

Common stock issued for
services and accrued services	90,000	90	45,810	-	-

Stock options issued for
deferred equity compensation	-	-	172,264	(172,264)	-

Amortization of deferred equity
compensation	-	-	-	12,112	-

Cumulative effect of stock option
forfeiture	-	-	(107,665)	107,665	-

Net loss for the year ended
December 31, 2007	-	-	-	-	(1,641,970)

Balance, December 31, 2007	21,290,000	21,290	1,877,426	(52,487)	(3,485,180)

Grant of stock options for deferred
equity compensation	-	-	24,225	(24,225)	-

Amortization of deferred equity
compensation	-	-	-	12,234	-

Cumulative effect of stock option
forfeitures	-	-	(24,538)	24,538	-

Net loss for the year ended
December 31, 2008	-	-	-	-	(103,143)

Balance, December 31, 2008	21,290,000	$21,290	$1,877,113	$(39,940)	$(3,588,323)

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss after discontinued operations	$(103,143)	$(1,641,970)

Less: Loss from discontinued operations	(81,731)	(1,312,136)

Net loss before discontinued operations	(21,412)	(329,834)

Adjustments to reconcile net loss to net cash used
by operating activities:
Amortization and depreciation	8,580	12,143
Bad debt expense	45,927	4,005
Gain on disposal of fixed assets	-	3,374
Amortization of deferred equity compensation	12,234	12,112
Amortization of deferred debt discount	5,600	2,333
Common stock issued for services	-	34,650
Changes in operating assets and liabilities:
Decrease in receivables	50,277	581,822
Decrease in supplies and inventory	-	4,130
Decrease in prepaid expenses	-	7,500

Decrease in other assets	28,522	48,294
(Decrease) in deferred revenue	(40,000)	(410,000)
Increase (Decrease) in accounts payable	(46,526)	(73,517)
Increase (decrease) in accrued expenses	38,267	(72,169)
Increase in accrued management fees	-	24,000

Net Cash Provided (Used) by Operating Activities	81,469	(151,157)

Net Cash Provided (Used) by Discontinued Operations	(38,779)	(714,401)

Total Net Cash Provided (Used) by Operating Activities	42,690	(865,558)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of fixed assets	-	5,950
Purchase of fixed assets	-	(16,178)

Net Cash Provided (Used) by Investing Activities	-	(10,228)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	-	440,630
Payments on notes payable	(1,153)	(1,686)
Proceeds from notes payable – related parties		175,483
Payments on notes payable – related parties	(49,465)	(226,018)

Net Cash Provided (Used) by Financing Activities	$(50,618)	$388,409

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	For the Year Ended
	December 31,
	2008	2007

NET INCREASE (DECREASE) IN CASH	$(7,928)	$(487,377)

CASH AT BEGINNING OF YEAR	67,853	555,230

CASH AT END OF YEAR	$59,925	$67,853

CASH PAID FOR INTEREST	$44,625	$23,618
CASH PAID FOR INCOME TAXES	$-	$-

SCHEDULE OF NON-CASH FINANCE ACTIVITIES

Accounts payable issued for debt issuance costs	$-	$28,000
Common stock issued for accrued expenses	$-	$11,250

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

Melt (California), Inc. is a wholly owned subsidiary (hereinafter referred to as Melt (CA)) of Melt Inc. and was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores of which none were in existence during the year ended December 31, 2008, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of December 31, 2008 and 2007 (see note 8).

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. To date, Melt (FA) has sold forty-nine franchises of which twenty- two are operating, fourteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, four are in the process of finding suitable locations to operate their stores, one is in the process of building their stores and eight have closed their operations.

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 and 7 years, respectively. Depreciation is computed using the straight-line method beginning when the assets are placed in service. During October 2008, the remaining property and equipment from the operations of Melt (CA) were deemed to be permanently impaired and scrapped. As a result, the Company recognized a loss on disposal of $28,487 in its loss from discontinued operations.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

	For the Year Ended
	December 31,
	2008	2007

Loss from continuing operations	$(21,412)	$(329,834)
Loss from discontinued operations	(81,731)	(1,312,136)

Net loss	$(103,143)	$(1,641,970)

Weighted average shares	21,290,000	21,263,123

Loss per share from continuing operations	$(0.00)	$(0.02)
Loss per share from discontinued operations	(0.00)	(0.06)

Net loss per share	$(0.00)	$(0.08)

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
NOL Carryover	$1,089,400	$1,094,400
Related Party Accruals	66,000	62,700

Deferred tax liabilities:
Depreciation	(16,200)	(4,400)

Valuation allowance	(1,139,200)	(1,152,700)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book loss	$(40,225)	(640,368)
Related party accruals	3,290	35,424
Depreciation	(1,670)	(2,179)
Lease obligation contingencies	45,920	158,827
Stock for expenses	4,770	18,237
Sale of assets	(9,860)	1,017
Debt Issuance	2,184	-
Meals & entertainment	1,550	2,167
State Tax Expense	(624)	-
Deferred Equity Compensation	4,890	-
NOL Utilization	(10,225)	-
Valuation allowance		426,875

	$-	$-

At December 31, 2008, the Company had net operating loss carryforwards of approximately $2,806,000 that may be offset against future taxable income from the year 2008 through 2028. No tax benefit has been reported in the December 31, 2008

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

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

The Company files income tax returns in the U.S. federal jurisdiction and the states of California, Massachusetts, Connecticut, Arizona, Illinois and Ohio. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

The Company adopted the provisions FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109)” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48 the Company did not recognize any increases in the liability recognize for unrecognized tax benefits.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

g. Income Taxes (continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Income Taxes (continued)

Balance at January 1, 2008	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Balance at December 31, 2008	$-

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

Food and Beverage

Revenue from the sale of food and beverages at corporate owned stores and to franchisees is recognized as products are sold and when all rights and obligations of the Company have been met. As of October 01, 2008 the company ceased selling food and beverages to franchisees.

Franchise Fee Revenue

The Company’s franchise agreements require an initial franchise fee of $25,000 and have seven year terms with two seven year options. The agreements also call for weekly royalty payments of six percent and a one percent marketing fee.

Revenue from initial franchise fees are recognized when the Company has completed its obligations to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. During the years ended December 31, 2008 and 2007, the Company recognized $130,000 and $575,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

h. Revenue Recognition (Continued)

Deferred Revenue

As of December 31, 2008 the company maintained deferred revenue of $100,000. This represents franchise fees received, which have not been recognized as revenue.

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

i. Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from the sale of products and services to franchisees for store construction. Accounts receivable also includes amounts related to franchise royalties, rents and other miscellaneous items. The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $1,500 at December 31, 2008, while bad debt expense on continuing operations totaled $45,927 and $4,005 for the years ended December 31, 2008 and 2007, respectively.

j. Newly Issued Accounting Pronouncements

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements (Continued)

SFAS No. 141(R) is applied prospectively for all business combinations with an acquisition date on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with early application prohibited. SFAS No. 141(R) did not have an impact on the Company’s historical financial statements and will be applied to business combinations completed, if any, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 requires entities to report noncontrolling interests as a separate component of shareholders’ equity in the consolidated financial statements. The amount of earnings attributable to the parent and to the noncontrolling interests should be clearly identified and presented on the face of the consolidated statements of operations. Additionally, SFAS No. 160 requires any changes in a parent’s ownership interest of its subsidiary, while retaining its control, to be accounted for as equity transactions. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s financial statements.

In May of 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the FASB issued Statement No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises” (SFAS No. 163). SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j. Newly Issued Accounting Pronouncements (Continued)

The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial statements.

k. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the years ended December 31, 2008 and 2007 was $79,442 and $272,871, respectively.

l. Share Based Payment

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements in accordance with the provisions of SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. The Company has authorized up to 3,000,000 securities under its Equity Compensation Plans, of which 700,000 and 390,000 stock options were issued and outstanding at December 31, 2008 and 2007, respectively.

m. Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., and Melt Franchising LLC. All material inter-company accounts and transactions have been eliminated.

n. Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method of valuation. The Company held no inventory at December 31, 2008 and 2007.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

r. Reclassification

Certain balances from 2007 have been re-classed to be consistent with the 2008 presentation.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 2 -	RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2008 the Company has accrued management fees to the Company’s President in the amount of $88,000 and expensed management fees totaling $0 and $24,000 for the years ended 2008 and 2007, respectively.

As of December 1, 2007, all employees of the Company were transferred to the employment of Chill Inc. and are paid by Chill Inc., who charges to the Company in the form of a management fee. The Company expensed $415,000 and $26,500 under this arrangement for the years ended December 31, 2008 and 2007, respectively.

Notes Payable

As of December 31, 2008 and 2007, the Company had a note payable to its President totaling $100,000 and $149,465, respectively. The note is unsecured, due on demand and accrues interest at 10% per annum. During the years ended December 31, 2008 and 2007, the Company borrowed $0 and $175,483 and repaid $49,465 and $226,017 on this note, respectively.

Interest expense accrued on the note was $81,263 and $74,689 at December 31, 2008 and 2007, respectively. Related party interest expense was $10,000 and $30,228 for the years ended December 31, 2008 and 2007, respectively.

NOTE 3 -	COMMITMENTS AND CONTINGENCIES

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 -	COMMITMENTS AND CONTINGENCIES(CONTINUED)

Operating Leases (Continued)

The following is a schedule by years of minimum future rentals on the above mentioned four operating leases:

Year ended December 31:
2009	$272,837
2010	274,804
2011	276,829
2012	207,438
2013	209,587
Thereafter	99,083

Total	$1,340,578

On March 15, 2007, a previously held noncancelable store lease was assigned to a franchisee. With the assignment, the Company is no longer liable for any future minimum lease payments. In addition, one other noncancelable lease was subleased to a franchisee.

On July 2, 2007 the Company entered into a settlement agreement with its St Louis, Missouri franchisee. The settlement covers one store and a franchise agreement for a second store as well as two sublease agreements. As part of this settlement the Company is now liable for the rent payment on these two stores and has notified the landlord that it intends to terminate the leases. Accordingly, the Company has accrued an estimated lease settlement amount of $150,000 for these leases in accrued expenses of discontinued operations at December 31, 2008.

During the year ended December 31, 2007, the Company notified lessors of one store in Florida, one store in Massachusetts, one store in Philadelphia and one store in Louisiana that it intends to cancel its noncancellable lease and has accrued a total of $236,000 in expected settlement costs related to these leases in accrued expenses of discontinued operations at December 31, 2008.

Litigation

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and MCI filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. We and MCI also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with MCI; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of December 31, 2008, the demand is still pending.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity. The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed plaintiffs’ lawsuit. On or about August 26, 2008, Plaintiffs filed a Notice of Appeal. Kang Wong Lee, Yoo & Lee Enterprises Inc. have withdrawn their appeal. Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery (collectively “PMI”) for significant violations of the franchise agreement. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered PMI to allow us to assume management of the store, cease using our marks, assign PMI’s lease for the store to us, and required PMI to sell all or any portions of the assets. On September 4, 2008, PMI filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. Melt filed a Motion to Dismiss PMI’s counterclaims and on January 9, 2009, the Court dismissed all of PMI’s California claims and asked PMI to amend its complaint. As of December 31, 2008, this case is in the discovery phase.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han (“Han”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court under matter 2 in this Note 3. On or about December 8, 2008, the Court granted Melt’s motion to compel arbitration. As of February 20, 2009, no arbitration has been filed.

Kang Won Lee and Yoo and Lee Enterprises v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Rick Zorehkey, and Eddie Ollman.

On August 22, 2008, Kang Won Lee and Lee Enterprises (“Lee”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court under matter 2 in this Note 3. In November of 2008, Lee withdrew his complaint against Melt.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 3 -	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

Yon Ho Kim and Young Suk Kim v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Eddie Ollman, and Michael Zorehkey.

On or about December 3, 2008, Ho Kim and Suk Kim (“Kim”) filed a Complaint against us similar to the purported class action suit that was dismissed by the Court under matter 2 in this Note 3. On or about February 8, 2009, the Court granted Melt’s motion to compel arbitration. On March 29, 2009 all matters were settled between the parties and the suits are in the process of being withdrawn.

Mayflower Emerald Square LLC v. Melt Inc and Melt (California) Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt (California) Inc and Melt Inc. for early termination of a lease in North Attleboro, MA. The lease was signed by Melt (California) Inc only however the plaintiff is claiming that Melt (California) Inc was acting as an agent of Melt Inc. and thus has named Melt Inc as a defendant. Melt Inc has filed a motion to dismiss which has been heard by the court and the decision is pending.

Gain on settlement of dispute

On April 15, 2008, the company settled a dispute with one of its franchisees for the amount of $85,000. The dispute arose based upon the franchisee’s breach of the non-competition clause in the franchise agreement.

NOTE 4 -	COMMON STOCK

On April 19, 2007, the Company issued 90,000 shares of its common stock to an investor relations firm as a result of a December 1, 2006 consultant agreement. Pursuant to the terms of the six month consultant agreement, the Company agreed to pay $45,000 and issue 90,000 shares of its common stock.

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40, which was the previous five day weighted average price of the Company’s common stock when issued. The options have a five year term and vest over a 4 year period at a rate of 25% per year. The options terminate upon leaving the Company prior to vesting, as such, nine employees have either resigned or been terminated and forfeited a total of 1,520,000 options through December 31, 2008. The Company initially deferred $172,264 in calculated fair value of the options expected to vest and amortized $12,112 of the value to expense during the year ended December 31, 2007. As a result of forfeitures being in excess of original expected amounts, the Company recorded cumulative effect adjustments related to the excess forfeitures as

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)

reductions of deferred equity compensation and additional paid-in capital of $107,665 and $24,538 during the years ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, the Company recognized $8,600 and $12,234 in expense associated with the options.

On April 1, 2008, the Company issued 500,000 stock options to an officer with an exercise price of $0.20. The options have a five year term and vest over a 5 year period at a rate of 20% per year. The Company initially deferred $24,225 in calculated fair value of the options expected to vest and amortized $3,633 of the value to expense during the year ending December 31, 2008.

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and 2007 is presented below:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2007	390,000	$0.40	$0.20
Issued	500,000	0.20	0.10
Exercised	-	-	-
Forfeited	(190,000)	0.40	0.20
Expired	-	-	-

Outstanding, December 31, 2008	700,000	$0.34	$0.17

Exercisable, December 31, 2008	50,000	$0.40	$0.20

	Outstanding			Exercisable

Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at	Contractual	Exercise	at	Exercise
Prices	12/31/08	Life	Price	12/31/08	Price

$ 0.20 - 0.40	700,000	3.96	$0.34	50,000	$0.40

The Company estimated the fair value of the stock options at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

Risk free interest rates	2.58 - 4.54%
Expected lives	5 years
Expected volatilities	50 - 202%
Dividend yields	0.00%
Expected remaining forfeitures	50%

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 5 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Stock Warrants

A summary of the status of the Company’s outstanding stock warrants as of December 31, 2008 and 2007 is presented below:

		Weighted	Weighted
		Average	Average
	Warrants	Exercise Price	Fair Value

Outstanding, December 31, 2007	460,000	$1.00	$0.25
Issued	-	-	-
Exercised	-	-	-
Forfeited	(460,000)	-	-
Expired	-	-	-

Outstanding, December 31, 2008	-	$-	$-

Exercisable, December 31, 2008	-	$-	$-

NOTE 6 -	CONVERTIBLE DEBT

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 6 -	CONVERTIBLE DEBT (CONTINUED)

As a result of the receipt of funds under the Commission Agreement, the Company incurred $28,000 in debt issuance costs. The debt issuance costs were unpaid and accrued at December 31, 2008 and are being amortized over the stated redemption date of the related debt issuance of five years. Amortization of debt issuance costs totaled $5,600 and $2,333 for the years ended December 31, 2008 and 2007, respectively.

NOTE 7 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations relating to store construction, store procurement and it’s “store in a box” program, due to continuing losses.

All assets, liabilities and operating results relating to these segments are therefore included in discontinued operations as of December 31, 2008 and 2007. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	December 31,
	2008	2007

CURRENT ASSETS

Accounts receivable, net of allowance of $5,000	$-	$55,347
Total Current Assets	$-	$55,347

CURRENT LIABILITIES

Accounts Payable	$154,722	$313,354

Accrued expenses	525,000	407,250

Total Current Liabilities	$679,722	$720,604

The following is a summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Years Ended
	December 31,
	2008	2007
REVENUES

Franchise stores construction/equipment	$-	$2,239,171
Professional and finders fees	-	9,500
Total Revenues	-	2,248,671

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 7 -	DISCONTINUED OPERATIONS (CONTINUED)

	December 31,
	2008	2007

COST OF SALES

Franchise stores construction/equipment costs	3,632	2,352,632
Professional and finders fees	-	84,000

Total Cost of Sales	3,632	2,436,632

GROSS PROFIT (DEFICIT)	$(3,632)	$(187,961)

EXPENSES

Bad debt	24,523	207,273
Rent	124,238	685,846

Total Expenses	148,761	893,119

INCOME (LOSS) FROM OPERATIONS	(152,393)	(1,081,090)

OTHER INCOME (EXPENSES)

Loss on disposal of assets	(25,987)	-
Gain on settlement of liabilities	96,649	-
Loss on write-off of construction work in-process	-	(231,056)

Total Other Income (Expenses)	70,662	(231,056)

LOSS FROM DISCONTINUED OPERATIONS	$(81,731)	$(1,312,136)

The following is a summary of the cash flows from discontinued operations resulting from the discontinuation of construction activities.

	For the Year Ended
	December 31,
	2008	2007
CASH FLOWS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations	$(81,731)	$(1,312,136)

Adjustments to reconcile net loss to net cash used
by discontinued operations:
Bad debt expense	24,523	207,273

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2008 and 2007

NOTE 7 -	DISCONTINUED OPERATIONS (CONTINUED)

Loss on store construction	-	231,056
Gain on disposal of fixed assets	28,487	-
Gain on disposal of debt	(58,842)	-
Changes in discontinued assets and liabilities:
Decrease (Increase) in receivables	30,824	(152,840)
Decrease in other assets	-	120,000
Increase (Decrease) in accounts payable	(99,790)	102,636
Increase (decrease) in accrued expenses	117,750	89,610

Net Cash Used by Discontinued Operations	$(38,779)	$(714,401)

NOTE 8 -	NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes payable consisted of the following at December 31:

	2008	2007
Note payable to an officer and director, 10% interest
per annum, unsecured, due upon demand.	$100,000	$149,465
Note payable to an individual, 10% interest per
annum, unsecured, due upon demand.	82,630	82,630
Note payable to an individual, 14% interest per
annum, unsecured, due on demand.	100,000	100,000
Convertible note payable, interest payable monthly
at the rate of prime plus 3%, secured by assets of the
Company, due five years from the date of issuance.	400,000	400,000

Total Notes Payable	$682,630	$743,648

Maturities on long-term debt are as follows:

Year ended December 31:
2009		$282,630
2010		-
2011		-
2012		400,000
2013		-

Total		$682,630

NOTE 9 -	SUPPLIER CONCENTRATION RISK

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

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A (T).  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.           Other Information

None

PART III

Item 10.           Directors, Executive Officers and Corporate Governance

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

Clive Barwin, President, Chief Executive Officer, Secretary and Director

Prior to forming Melt Inc., Mr. Barwin acted as a consultant to various computer hardware and software development and marketing companies. In 2002, he also syndicated a real estate venture for the construction of a retail and residential development, in Sydney, Australia.

In 1992, Mr. Barwin founded DataWave Systems Inc., a start up high tech company, to develop and commercialize wireless technology for the electronic kiosk industry. He was President and CEO from 1992 to 1998, during which time he took the company public on the Vancouver Stock Exchange, and on the Over-the-Counter Bulletin Board. Under his stewardship, the company grew from one employee to over 90, with offices in Vancouver, New Jersey, Los Angeles, Orlando, and Texas.

From 1983 to 1992, Mr. Barwin was the founder, President and CEO of Modatech Systems Inc., a high-tech company which focused on the development and commercialization of software to automate the sales forces of large multi-national companies. The company went public on the Vancouver Stock Exchange, Toronto Stock Exchange and the Over-the-Counter Bulletin Board. He grew the company from one employee to over 150, with offices in Vancouver, Toronto, Los Angeles, New York, Dallas, and Chicago.

Brandon Barwin, Vice-President and Director

Mr. Barwin was previously Director of Operations of DataWave Systems Inc. from March 1998 to September 2003, where he was responsible for all areas of operations which included rollout and installation of over 1,000 computerized retail kiosks and 2,000 retail points of sale systems.

Brandon Barwin was the founder, President and CEO of a furniture retail store in Victoria, British Columbia, called Clicks Furniture from November 1989 to January 1998. In addition to Clicks, Brandon assisted in his other family business called Standard Furniture.

Josiah Puder, Vice-President and General Counsel

Mr. Puder has been Vice President and General Counsel since January 2008. Prior to joining us, he was a commercial litigation attorney in private practice with Lum, Drasco & Positan LLC in Roseland, New Jersey from January 2006 to December 2007. From August 2004 to December 2005, Mr. Puder practiced with the law firms of Kern Augustine Conroy and Schoppmann, P.C. and Carroll McNulty & Kull, LLC respectively.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Clive Barwin	1(1)	1	N/A
Brandon Barwin	N/A	N/A	N/A

(1) The executive officer, director or holder of 10% or more of our common stock filed a late Form 4 –Statement of Beneficial Ownership of Securities.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

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

Item 11.           Executive Compensation

The particulars of the compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2008 and 2007; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2008 and 2007, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clive Barwin President CEO, Secretary and Director(1)	2008 2007	36,000 24,000	- -	- -	- -	- -	- -	- -	36,000 24,000
Scott M. Miller Executive Vice President and Chief Financial Officer (2)	2008 2007	N/A 115,846	N/A -	N/A -	N/A -	N/A -	N/A -	N/A -	Nil 115,846
Michael Zorehkey Executive Vice President of Development(3)	2008 2007	Nil 57,923	N/A -	N/A -	N/A -	N/A -	N/A -	Nil 35,000	N/A 92,923
Brandon Barwin Vice President(4)	2008 2007	100,000 81,840	- -	- -	- 200,000	- -	- -	- -	100,000 81,840

(1)    Clive Barwin became our President, Chief Executive Officer and Secretary on July 18, 2003. All 2007 compensation has been deferred.
(2)    Scott M. Miller became our Executive Vice President and Chief Financial Officer on November 13, 2006 and resigned August 31, 2007.
(3)    Michael Zorehkey became our Executive Vice President of Development on November 6, 2006 and resigned on May 1, 2007.
(4)    Brandon Barwin became our Vice President on August 1, 2003.

Stock Options/SAR Grants

During the year eneded December 31, 2008, we did not grant any stock options to any directors or officers. On April 1, 2008, we issued 500,000 stock options to Josiah Puder, a consultant of our company. Each of the options are exercisable for a period of five years at an exercise price of $0.195.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2008 or December 31, 2007 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

The following is a summary of outstanding equity awards to officers and directors at December 31, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Brandon Barwin Vice President	50,000	150,000	200,000	$0.40	04/07/2012	150,000	2,500	Nil	Nil

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2008.

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

We have no plans or arrangements with respect to remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 15, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 15852 River Trail Rancho Santa Fe, CA 92067	4,935,000(2)	23.18%
Brandon Barwin 31556 Loma Linda Rd, Temecula, CA 92592	1,150,000(3)	5.35%
Glynis Sive 15852 River Trail Rancho Santa Fe, CA 92067	1,980,000(2)	9.34%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	8.45%
Directors and Officers as a Group (2 individuals)	6,085,000(2)	28.53%

(1)	Based on 21,290,000 shares outstanding as of March 15, 2009.

(2)

Excludes the 1,980,000 shares held by Glynis Sive disclosed herein. Clive Barwin and Glynis Sive are married. Clive Barwin disclaims any beneficial interest, ownership interest, voting control or investment authority or direction in regards to the shares beneficially owned by Glynis Sive.

(3)	This number includes 200,000 stock options exercisable at $0.40 until April 7, 2012.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.           Certain Relationships and Related Transactions, and Director Independence

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

Our company currently owes Clive Barwin, our president, $100,000 for monies advanced, $88,000 for salaries accrued plus $81,263 for interest owing on these two amounts.

Our promoter is our president, chief executive officer and director, Clive Barwin.

Director Independence

We currently act with two directors, consisting of Clive Barwin and Brandon Barwin. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.           Principal Accountants Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2008 and for fiscal year ended December 31, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$17,250	$37,500
Audit Related Fees	$Nil	$Nil
Tax Fees	$3,960	$4,720
All Other Fees	$Nil	$Nil
Total	$21,210	$42,220

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.           Exhibits, Financial Statement Schedules

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

*Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT, INC.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, CFO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer)

Date: April 2, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, CFO, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and
Principal Accounting Officer

Date: April 2, 2009

/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director

Date: April 2, 2009