Form 10-Q
period 2009-03-31
MELT INC
filed 2009-05-15
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 21,290,000 common shares issued and outstanding as of April 30, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim consolidated financial statements as of and for the periods ended March 31, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and December 31, 2008

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$25,030	$59,925
Receivables, net of allowance of $0 and $1,005,
respectively	12,021	12,874
Total Current Assets	37,051	72,799
OTHER ASSETS
Debt issuance costs	18,667	20,067
Total Other Assets	18,667	20,067
TOTAL ASSETS	$55,718	$92,866

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$125,307	$130,505
Accrued expenses	19,000	15,000
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable- related party (Note 5)	100,000	100,000
Accrued interest - related party (Note 5)	83,763	81,263
Notes payable	200,000	182,630
Accrued interest	42,464	45,606
Deferred revenue	75,000	100,000

Total Current Liabilities	733,534	743,004

LONG-TERM LIABILITIES

Notes payable	400,000	400,000

LIABILITES OF DISCONTINUED OPERATIONS (Note 3)	679,722	679,722

TOTAL LIABILITIES	1,813,256	1,822,726

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 and 21,290,000 shares issued and
outstanding, respectively	21,290	21,290
Additional paid-in capital	1,837,173	1,877,113
Deferred equity compensation	-	(39,940)
Accumulated deficit	(3,616,001)	(3,588,323)

Total Stockholders’ Equity (Deficit)	(1,757,538)	(1,729,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$55,718	$92,866

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
REVENUES
Food and beverage sales	$25,465	$425,783
Royalty and marketing fees	131,948	148,157
Franchise fees	25,000	40,000
Equipment sales	-	38,778
Miscellaneous finders and professional fees	17,874	20,090
Total Revenues	200,287	672,808
COST OF SALES
Cost of food and beverage	-	372,772
Materials and supplies	-	14,216
Total Cost of Sales	-	386,988
GROSS PROFIT	200,287	285,820
EXPENSES
Depreciation and amortization	-	3,357
Marketing	1,905	34,444
Professional fees	45,686	66,850
Rent	-	11,729
Management fees	96,000	98,500
Bad debt expense	276	11,102
General and administrative	63,364	62,078
Total Expenses	207,231	288,060
LOSS FROM OPERATIONS	(6,944)	(2,240)
OTHER INCOME (EXPENSES)
Interest expense	(20,734)	(21,990)
LOSS BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	(27,678)	(24,230)
INCOME FROM DISCONTINUED OPERATIONS (NOTE 3)	-	34,775
INCOME (LOSS) BEFORE INCOME TAXES	(27,678)	10,545
INCOME TAX EXPENSE	-	-
NET INCOME (LOSS)	$(27,678)	$10,545

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
BASIC NET INCOME (LOSS) PER SHARE:
(Loss) per share on continuing operations	$(0.00)	$(0.00)
Income (loss) per share on discontinued operations	-	0.00
Net income (loss) per share	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	21,290,000	21,290,000
DILUTED NET INCOME (LOSS) PER SHARE:
(Loss) per share on continuing operations		$(0.00)
Income per share on discontinued operations		0.00
Net income (loss) per share		$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - DILUTED		21,750,000

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit

Balance, December 31, 2008	21,290,000	$21,290	$1,877,113	$(39,940)	$(3,588,323)

Cumulative effect of stock option
forfeitures (unaudited)	-	-	(39,940)	39,940	-

Net loss for the three months
ended March 31, 2009
(unaudited)	-	-	-	-	(27,678)

Balance, March 31, 2009
(unaudited)	21,290,000	$21,290	$1,837,173	$-	$(3,616,001)

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) after discontinued operations	$(27,678)	$10,545
Less: income (loss) from discontinued operations	-	34,775

Net loss before discontinued operations	(27,678)	(24,230)
Items to reconcile net loss to net cash provided (used) by
operating activities:
Depreciation and amortization	-	3,357
Bad debt expense	276	11,102
Amortization of deferred equity compensation	-	4,374
Amortization of deferred debt issuance costs	1,400	1,400
Changes in operating assets and liabilities:
Decrease in receivables	577	5,901
Decrease in other assets	-	9,560
(Decrease) in accounts payable and accrued expenses	(1,198)	(47,010)
Increase in interest payable – related party	2,500	3,737
Increase (Decrease) in interest payable	14,228	(12,310)
(Decrease) in deferred revenue	(25,000)	(15,000)

Net Cash Used by Operating Activities	(34,895)	(59,119)

Net Cash Provided by Discontinued Activities	-	59,699

Total Net Cash Provided (Used) by Operating and
Discontinued Activities	(34,895)	580

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	-	(576)
Payments on notes payable – related party	-	(49,465)

Net Cash Used by Financing Activities –
Continuing Operations	-	(50,041)

DECREASE IN CASH	(34,895)	(49,461)

CASH AT BEGINNING OF PERIOD	59,925	67,853

CASH AT END OF PERIOD	$25,030	$18,392

CASH PAID FOR:

Interest	$-	$29,163
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

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

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California. Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2008 and the period ended March 31, 2009, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of March 31, 2009 (see note 3). Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores have been transferred to Melt Franchising, LLC.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. To date, Melt (FA) has sold forty-nine franchises of which twenty-two are operating, fifteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, three are in the process of finding suitable locations to operate their stores, two are in the process of building their stores and seven have closed their operations.

b. Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method beginning when the assets are placed in service. Depreciation expense on assets used in continuing operations for the three months ended March 31, 2009 and 2008 was $0 and $3,209, respectively.

c. Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance. Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining. During the three months ended March 31, 2009 and 2008, the Company recognized $25,000 and $40,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales of franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f. Revenue Recognition (Continued)

Deferred Revenue

As of March 31, 2009 and December 31, 2008 the company maintained deferred revenue of $75,000 and $100,000, respectively. This represents franchise fees received, which have not been recognized as revenue.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility. The allowance for doubtful accounts on continuing operations was $0 and $1,005 at March 31, 2009 and December 31, 2008, respectively, while bad debt expense on continuing operations totaled $276 and $11,102 for the three months ended March 31, 2009 and 2008, respectively.

h. Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred. Marketing and Advertising expense for the three months ended March 31, 2009 and 2008 was $1,905 and $34,444, respectively.

i. Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (CA) and Melt (FA). All material inter-company accounts and transactions have been eliminated.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -	ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Melt Franchising, LLC and Melt (California), Inc. (Melt) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and Melt CA filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. Melt also is also seeking unpaid royalties and advertising contributions; rent and other charges due under a sublease with Melt CA; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of March 31, 2009, the demand is still pending.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC, PMI Enterprises, Inc. and John Flannery (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 2 -	LITIGATION (CONTINUED)

filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets. On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. Melt filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of March 31, 2009, this case is in the discovery phase.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court. On or about December 8, 2008, the Court granted our motion to compel arbitration. As of April 20, 2009 no arbitration has been filed.

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

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)

On April 2nd, 2009 plaintiff (landlord) filed suit against defendants which alleges that Melt made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and a former Melt franchisee. Melt will be vigorously defending these allegations. Melt is in the process of preparing a reply to the claims.

NOTE 3 -	DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations related to construction of stores for franchisees, due to continuing losses. All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of March 31, 2009 and 2008. No tax benefit has been attributed to discontinued operations. The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
LIABILITIES

Accounts payable and accrued expenses	$679,722	$679,722

The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:

	For the Three Months Ended
	March 31,
	2009	2008
EXPENSES
Bad debt	$-	$850
LOSS FROM OPERATIONS	-	(850)
OTHER INCOME (EXPENSE)
Miscellaneous income	-	35,625
INCOME (LOSS) FROM DISCONTINUED
OPERATIONS	$-	$34,775

NOTE 4 -	OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

During March 2009, Josiah Puder, resigned as Vice President and General Counsel of the Company, forfeiting options to purchase 500,000 shares of common stock. As a result, $20,591 in previously deferred compensation expense was reversed against additional paid in capital.

During March 2009, Brandon Barwin, Vice President and Director, agreed to cancel his remaining 200,000 options to purchase common stock. As a result, $19,349 in previously deferred compensation expense was reversed against additional paid in capital.

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and March 31, 2009 and changes during the periods is presented below:

		Weighted	Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2008	700,000	$0.34	$0.17
Issued	-	-	-
Exercised	-	-	-
Forfeited	(700,000)	0.34	0.17
Expired	-	-	-

Outstanding, March 31, 2009	-	$-	$-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 5 -	RELATED PARTY TRANSACTIONS

Management Fees

During the three months ended March 31, 2009 and 2008, the Company paid Chill, Inc., a related party company, a management fee of $96,000 and $98,500, respectively, representing the salaries, wages, benefits, rent and overhead expenses related to the operation of the Company during the periods.

Notes Payable

During the three months ended March 31, 2009 and 2008, the Company repaid $0 and $49,465 of its note payable to its President, respectively. The note balance and accrued interest at March 31, 2009 and December 31, 2008 was $100,000 and $100,000, respectively.

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

Results of Operations

Three month Summary ending March 31, 2009 and 2008

	Three Months Ended
	March 31
	2009	2008
Revenue	$200,287	$672,808
Cost of Sales	$-	$386,988
Operating Expenses	$207,231	$288,060
Net Income (Loss)	$(27,678)	$10,545

Revenue

Our revenue for the three month periods ended March 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	March 31
	2009	2008
Food and beverage sales	$25,465	$425,783
Royalty and marketing fees	$131,948	$148,157
Franchise fees	$25,000	$40,000
Equipment sales	$-	$38,778
Miscellaneous finders and
professional fees	$17,874	$20,090

Revenue for the three month period ended March 31, 2009, decreased by 70% as compared to the comparative period in 2008 primarily as a result of a 94% decrease in food and beverage sales and a 100% decrease in equipment sales. During the third quarter of 2008 r Melt Franchising LLC decided to phase out selling food and beverages to its franchisees, this phase out was primarily completed by Dec 31, 2008.. The franchisees now purchase product directly from the distributors.

Expenses

Our operating expenses for the three month periods ended March 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended
	March 31
	2009	2008
Depreciation and Amortization	$-	$3,357
Marketing	$1,905	$34,444
Professional Fees	$45,686	$66,850
Rent	$-	$11,729
Management fees	$96,000	$98,500
Bad debt expense	$276	$11,102
General and administrative	$63,364	$62,078

Operating expenses for the three months ended March 31, 2009, decreased by 28% as compared to the comparative period in 2008 primarily as a result of a 94% reduction in marketing expenses, a 32% reduction in professional fees, a 100% reduction in rent expense and 3% reduction in management fees as a result of the management arrangement with Chill, Inc., and a 98% decrease in bad debt expense.

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

Liquidity and Financial Condition

Working Capital
	At March	At December	Percentage
	31, 2009	31, 2008	Increase/Decrease
Current Assets	$37,051	$72,799	(49) %
Current Liabilities	$733,534	$743,004	(1) %
Working Capital (Deficit)	$(696,483)	$(670,205)	(4) %

Cash Flows
	At March	At March
	31, 2009	31, 2008
Net Cash Provided (Used) by Operating Activities	$(34,895)	$580
Net Cash Provided (Used) by Investing Activities	$-	$-
Net Cash Provided (Used) by Financing Activities	$-	$(50,041)
(Decrease) In Cash	$(34,895)	$(49,461)

As of March 31, 2009, our company had a working capital deficit of $696,483. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses

Marketing	$80,000
Professional Fees	$120,000
Rent	$60,000
Management fees	$300,000
Interest	$80,000
General and administrative	$100,000
Total	$740,000

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

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, of approximately $1,000,000 over the next 12 months to pay for our ongoing expenses and expansion plans. These expenses include, marketing, professional fees, management fees, and general and administrative. Accordingly, we will require additional financing in order to continue operations. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations.

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

As of March 31, 2009, the end of the period covered by this report, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and Melt CA filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements. We and Melt CA also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with Melt CA; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees. As of March 31, 2009, the demand is still pending.

David Gold, Elena Gold, EAOA, Inc., Steven Field, MMS Management, LLC, MMS Coconut Point, LLC, Jong Han, Yon Ho Kim, Young Suk Kim, Kang Won Lee, Yoo & Lee Enterprises, Inc., Charindra Liyanage, Liyange Investments, LLC, PMI Enterprises, Inc. and John Flannery (Plaintiffs) v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, Scott Miller, and Alin Cruz.

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity. The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement. On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets. On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief. Melt filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of March 31, 2009, this case is in the discovery phase.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court. On or about December 8, 2008, the Court granted our motion to compel arbitration. As of April 30, 2009 no arbitration has been filed.

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

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)

On April 2nd, 2009 plaintiff (landlord) filed suit against defendants which alleges that Melt made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and a former Melt franchisee. Melt will be vigorously defending these allegations. Melt is in the process of preparing a reply to the claims.

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

The franchising industry is a highly litigious industry and almost all franchisors have one or many lawsuits filed against it. If we have many lawsuits filed against us, we may be required to incur substantial costs to defend them, which might result in the loss of some or all of your investment in our common stock.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(10)	Material Contracts
10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).
10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on March 31, 2005).
10.3	Form of loan agreement entered into with each of: Clive Barwin Errol Brome Lance Rosenberg Cecil Hofman (incorporated by reference from our Form 8-K, filed on June 12, 2005).
10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).

Exhibit Number	Description
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).
(21)	Subsidiaries of the small business issuer Melt (California) Inc. Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.
(Registrant)

Dated: May 14, 2009	/s/ Clive Barwin
Clive Barwin
President, CEO, Chief Financial Officer,
Secretary and Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)