Form 10-Q
period 2009-06-30
MELT INC
filed 2009-07-23
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ___________

Commission file number: 333-109990

MELT INC.
(Name of Small Business Issuer in Its Charter)

Nevada	47-0925451
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

31556 Loma Linda Road
Temecula, California	92592
(Address of Principal Executive Offices)	(Zip Code)

(310) 601-7907
(Issuer’s Telephone Number)
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company.  See definition of  “large accelerated filer,”   “accelerated filer,” and “smaller reporting company in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [X] YES [ ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  21,290,000 common shares issued and outstanding as of July 15, 2009

PART I - FINANCIAL INFORMATION

Item1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements as of and for the period ended June 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and December 31, 2008

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	June 30	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$59,925
Receivables, net of allowance of $0 and $1,005 respectively	12,611	12,874

Total Current Assets	12,611	72,799

OTHER ASSETS

Debt issuance costs	17,267	20,067

Total Other Assets	17,267	20,067

TOTAL ASSETS	$29,878	$92,866

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Cash overdraft	$11,286	$-
Accounts payable	49,282	130,505
Accrued expenses	5,000	15,000
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable- related party (Note 5)	100,000	100,000
Accrued interest - related party (Note 5)	86,263	81,263
Notes payable	200,000	182,630
Accrued interest	54,019	45,606
Deferred revenue	50,000	100,000

Total Current Liabilities	643,850	743,004

LONG-TERM LIABILITIES

Notes payable	400,000	400,000

LIABILITES OF DISCONTINUED OPERATIONS (Note 3)	679,722	679,722

TOTAL LIABILITIES	1,723,572	1,822,726

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 and 21,290,000 shares issued and
outstanding, respectively	21,290	21,290
Additional paid-in capital	1,837,173	1,877,113
Deferred equity compensation	-	(39,940)
Accumulated deficit	(3,552,157)	(3,588,323)

Total Stockholders’ Equity (Deficit)	(1,693,694)	(1,729,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$29,878	$92,866

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Food and beverage sales	$9,436	$477,798	$34,901	$903,581
Royalty and marketing fees	137,084	163,201	269,032	311,358
Franchise fees	42,500	-	67,500	40,000
Equipment sales	-	8,198	-	46,976
Miscellaneous finders and professional fees	10,763	70,985	28,637	91,075
Total Revenues	199,783	720,182	400,070	1,392,990
COST OF SALES
Cost of food and beverage	6,278	420,013	6,278	792,785
Materials and supplies	-	12,865	-	27,081
Total Cost of Sales	6,278	432,878	6,278	819,866
GROSS PROFIT	193,505	287,304	393,792	573,124
EXPENSES
Depreciation and amortization	-	2,635	-	5,992
Marketing	5,420	24,923	7,325	59,367
Professional fees	15,283	83,507	60,969	150,357
Rent	-	575	-	12,304
Management fees	69,000	125,500	165,000	224,000
Bad debt expense	648	12,500	924	23,602
General and administrative	26,461	38,803	89,825	100,881
Total Expenses	116,812	288,443	324,043	576,503
INCOME (LOSS) FROM OPERATIONS	76,693	(1,139)	69,749	(3,379)
OTHER INCOME (EXPENSES)
Gain on litigation settlement	-	85,927	-	85,927
Interest expense	(12,849)	(18,195)	(33,583)	(40,185)
Total Other Income (Expense)	(12,849)	(67,732	(33,583)	45,742
INCOME (LOSS) BEFORE DISCOUNTINUED OPERATIONS AND INCOME TAXES	$63,844	$66,593	$36,166	$42,363

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
 (Unaudited)

	For the Three Months ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	$63,844	$66,593	$36,166	$42,363
LOSS FROM DISCONTINUED OPERATIONS	-	(101,123)	-	(66,348)
INCOME (LOSS) BEFORE INCOME TAXES	63,844	(34,530)	36.166	(23,985)
INCOME TAX EXPENSE	-	-	-	-
NET INCOME (LOSS)	$63,844	$(34,530)	$36,166	$(23,985)
BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) per share on continuing operations	$0.00	$0.00	$0.00	$0.00
Income (loss) per share on discontinued Operations	-	(0.00)	-	(0.00)
Net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	21,290,000	21,290,000	21,290,000	21,290,000

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit
Balance, December 31, 2008	21,290,000	$21,290	$1,877,113	$(39,940)		$(3,588,323)
Cumulative effect of stock option forfeitures (unaudited)	-	-	(39,940)	39,940		-
Net income for the six months ended June 30, 2009 (unaudited)	-	-	-	-		36,166
Balance June 30, 2009 (unaudited)	21,290,000	$21,290	$1,837,173	-	$	$(3,552,157)

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) after discontinued operations	$36,166	$(23,985)
Less: loss from discontinued operations	-	(66,348)
Net income (loss) before discontinued operations	36,166	42,363
Items to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	5,992
Bad debt expense	924	23,602
Amortization of deferred equity compensation	-	5,511
Amortization of deferred debt issuance costs	2,800	2,800
Loss on disposal or sale of assets	-	15,690
Changes in operating assets and liabilities:
(Increase) in receivables	(661)	(97,867)
(Increase) in prepaid expenses	-	(10,000)
Decrease in other assets		28,523
(Decrease) in accounts payable and accrued expenses	(91,223)	(117,536)
Increase (Decrease) in interest payable – related party	5,000	(2,811)
Increase (Decrease) in interest payable	25,783	(4,622)
Increase (Decrease) in deferred revenue	(50,000)	10,000
Net Cash Used in Operating Activities	(71,211)	(98,355)
Net Cash Provided (Used) by Discontinued Activities	-	82,576
Total Net Cash Provided (Used) by Operating and Discontinued Activities	(72,211)	(15,779)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable	-	(1,153)
Payment on notes payable – related party	-	(49,465)
Net Cash Provided (Used) by Financing Activities- Continuing Operations	-	(50,618)
DECREASE IN CASH	(71,211)	(66,397)
CASH AT BEGINNING OF PERIOD	59,925	67,853
CASH (OVERDRAFT) AT END OF PERIOD	$(11,286)	$1,456
CASH PAID FOR:
Interest	$-	$44,625
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Melt Inc. and it’s Subsidiaries (herein referred to as The Company) is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

      a.     Organization and Business Activities

Melt Inc. was organized on July 18, 2003, under the laws of the State of Nevada.  Melt Inc. operates as a holding company for it’s operating subsidiaries.

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California.  Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2008 and the period ended June 30, 2009, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from. Melt (CA) ceased managing the construction of stores during September 2007.  All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of June 30, 2009 (see note 3).  Additionally, all operations of Melt (CA) relating to sales of food and beverages to franchise owned stores have been terminated.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada.  Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as, marketing and the collection of royalties.  To date, Melt (FA) has sold fifty  franchises of which twenty-two  are operating, sixteen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, two are in the process of finding suitable locations to operate their stores, and ten have closed their operations.

b.     Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method beginning when the assets are placed in service.  Depreciation expense on assets used in continuing operations for the six months ended June 30, 2009 and 2008 was $0 and $5,992, respectively.

c.     Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 -       ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

d.     Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of six months or less to be cash equivalents.

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance.  Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining.  During the six months ended June 30, 2009 and 2008, the Company recognized $67,500 and $40,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales made at franchised owned restaurants, are recognized as income is earned and when they becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 -       ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f.     Revenue Recognition (Continued)

Deferred Revenue

As of June 30, 2009 and December 31, 2008 the company maintained deferred revenue of $50,000 and $100,000, respectively.  This represents franchise fees received, which have not been recognized as revenue.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility.  The allowance for doubtful accounts on continuing operations was $0 and $1,005 at June 30, 2009 and December 31, 2008, respectively, while bad debt expense on continuing operations totaled $924 and $23,602 for the six months ended June 30, 2009 and 2008, respectively.

h.     Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred.  Marketing and Advertising expense for the Six months ended June 30, 2009 and 2008 was $7,325 and $59,367, respectively.

i.	Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (CA) and Melt (FA).  All material inter-company accounts and transactions have been eliminated.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

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

NOTE 2	LITIGATION

Melt Franchising, LLC and Melt (California), Inc. (Melt) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  Melt (FA) & Melt (CA) is also seeking unpaid royalties and advertising contributions; rent and other charges due under a sublease; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of June 30, 2009, the demand is still pending.

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

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity.  The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 2 -        LITIGATION (CONTINUED)

economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, Melt (FA) filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt (FA) filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of June 30, 2009, this case is   on hold as the defendants have declared brankruptcy.

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

Mayflower Emerald Square LLC v. Melt Inc and Melt (California), Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt (CA) and Melt Inc for early termination of a lease in North Attleboro, MA. The lease was signed by Melt (CA) only, however, the plaintiff claims Melt (CA) was acting as an agent of Melt Inc and thus has named Melt Inc. as a defendant. Melt Inc has filed a motion to dismiss, which was not granted by the court, and the discovery phase has commenced.

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)

On April 2nd, 2009 plaintiff (landlord) filed suit against defendants which alleges that Melt  made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and  a former Melt (FA) franchisee. Melt will be vigorously defending these allegations. Melt Inc has filed a motion to dismiss, the decision is still pending.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 3 -       DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue all its operations due to continuing losses.  All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of June 30, 2009 and 2008.  No tax benefit has been attributed to discontinued operations.  The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	June 30, 2009	December 31, 2008
LIABILITIES
Accounts payable and accrued expenses	$679,722	$679,722
The following is an unaudited summary of the loss from discontinued operations resulting from the discontinuation of construction activities:
	For the Six Months Ended June 30,
EXPENSES	2009	2008
Bad debt	$-	$850
Rent	-	124,238
Total Expenses	-	125,088
LOSS FROM OPERATIONS	-	(125,088)
OTHER INCOME (EXPENSE)
Loss on disposal of assets	-	(15,690)
Gain on settlement of liabilities	-	74,430
Total Other Income (Expense)	-	58,740
LOSS FROM DISCONTINUED OPERATIONS	$-	$(66,348)
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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 4 -       OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (CONTINUED)

Employee Stock Options (Continued)

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and June 30, 2009 and changes during the periods is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, December 31, 2008	700,000	$0.34	$0.17
Issued	-	-	-
Exercised	-	-	-
Forfeited	(700,000)	0.34	0.17
Expired	-	-	-
Outstanding, June 30, 2009	-	-	-

NOTE 5 -       RELATED PARTY TRANSACTIONS

Management Fees

During the six months ended June 30, 2009 and 2008, the Company paid Chill, Inc., a related party company, a management fee of $165,000 and $224,000, respectively, representing the salaries, wages, benefits, rent and overhead expenses related to the operation of the Company during the periods.

Notes Payable

During the six months ended June 30, 2009 and 2008, the Company repaid $0 and $49,465 of its note payable to its President, respectively.  The note balance at June 30, 2009 and December 31, 2008 was $100,000 and $100,000, respectively.

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

Management believes that, based upon the current operating plan of divesting itself of operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company.  If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities,  the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 6 -       GOING CONCERN (CONTINUED)

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

NOTE 7 -       SUBSEQUENT EVENTS

Management evaluated subsequent events for possible disclosure as of July 20, 2009, the date the financial statements were available to be issued, noting no events that would require adjustment to, or disclosure in, the consolidated financial statements as of and for the period ended June 30, 2009.

Item2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

As used in this quarterly report, the terms "we", "us", "our", "our company" and “Melt” mean Melt Inc. and our wholly owned subsidiaries Melt (California) Inc. and Melt Franchising LLC.  The term “Melt (CA)” refers to Melt (California) Inc. and the term “Melt (FA) refers to Melt Franchising LLC, unless otherwise indicated.

Results of Operations

Revenue

Our revenue for the Six month periods ended June 30, 2009 and 2008 are outlined in the table below:

	Six Months Ended June 30
	2009	2008
Food and beverage sales	$34,901	$903,581
Royalty and marketing fees	$269,032	$311,358
Franchise fees	$67,500	$40,000
Equipment sales	$-	$46,976
Miscellaneous finders and professional fees	$28,637	$91,075

Revenue for the six month period ended June 30, 2009, decreased by 71% as compared to the comparative period in 2008 primarily as a result of a 96% decrease in food and beverage sales, 14% decrease in royalty and marketing fees, 69% decrease in finders and professional fees and 100% decrease in equipment sales. During the third quarter of 2008 Melt Franchising LLC decided to phase out selling food and beverages to its franchisees, this phase out was primarily completed by Dec 31, 2008. The franchisees now purchase product directly from the distributors.

Our revenue for the three month periods ended June 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended June 30
	2009	2008
Food and beverage sales	$9,436	$477,798
Royalty and marketing fees	$137,084	$163,201
Franchise fees	$42,500	$-
Equipment sales	$-	$8,198
Miscellaneous finders and professional fees	$10,763	$70,785

Revenue for the three month period ended June 30, 2009, decreased by 72% as compared to the comparative period in 2008 primarily as a result of a 98% decrease in food and beverage sales, 16% decrease in royalty and marketing fees, 85% decrease in finders and professional fees and 100% decrease in equipment sales. During the third quarter of 2008 Melt Franchising LLC decided to phase out selling food and beverages to its franchisees, this phase out was primarily completed by Dec 31, 2008. The franchisees now purchase product directly from the distributors.

Expenses

Our operating expenses for the six month periods ended June 30, 2009 and 2008 are outlined in the table below:

	Six Months Ended June 30
	2009	2008
Depreciation and Amortization	$-	$5,992
Marketing	$7,325	$59,367
Professional Fees	$60,969	$150,357
Rent	$-	$12,304
Management fees	$165,000	$224,000
Bad debt expense	$924	$23,602
General and administrative	$89,825	$100,881

Operating expenses for the six months ended June 30, 2009, decreased by 44% as compared to the comparative period in 2008 primarily as a result of an 88% reduction in marketing expenses, a 59% reduction in professional fees, a 100% reduction in rent expense, a 26% reduction in management fees as a result of the management arrangement with Chill, Inc. and a 96% decrease in bad debt expense.

 Our operating expenses for the three month periods ended June 30, 2009 and 2008 are outlined in the table below:
	Three Months Ended June 30
	2009	2008
Depreciation and Amortization	$-	$2,635
Marketing	$5,420	$24,923
Professional Fees	$15,283	$150,357
Rent	$-	$575
Management fees	$69,000	$125,500
Bad debt expense	$648	$12,500
General and administrative	$26,461	$38,803

Operating expenses for the three months ended June 30, 2009, decreased by 67% as compared to the comparative period in 2008 primarily as a result of a 78% reduction in marketing expenses, 90% reduction in professional fees,  100%  reduction in rent expense, a 45% reduction in management fees as a result of the management arrangement with Chill, Inc. and  95% decrease in bad debt expense.

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

Liquidity and Financial Condition

Working Capital
	At June 30, 2009	At December 31, 2008	Percentage Increase/Decrease
Current Assets	$12,611	$72,799	(83	) %
Current Liabilities	$643,850	$743,004	(13	) %
Working Capital (Deficit)	$(631,239)	$(670,205)	(6	) %

Cash Flows
	At June 30, 2009	At June 30, 2008
Net Cash (Used) by Operating Activities	$(71,211)	$(15,779)
Net Cash Provided (Used) by Investing Activities	$-	$-
Net Cash Provided (Used) by Financing Activities	$-	$(50,618)
(Decrease) In Cash	$(71,211)	$(66,397)

As of June 30, 2009, our company had a working capital deficit of $631,239. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses

Marketing	$80,000
Professional Fees	$120,000
Management fees	$360,000
Interest	$80,000
General and administrative	$100,000
Total	$740,000

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

Item 4T.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.  Legal  Proceedings.

Melt Franchising, LLC and Melt (California), Inc. (Melt) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  Melt (FA) & Melt (CA) is also seeking unpaid royalties and advertising contributions; rent and other charges due under a sublease; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of June 30, 2009, the demand is still pending.

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

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, Melt (FA) filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt (FA) filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of June 30, 2009, this case is   on hold as the defendants have declared brankruptcy.

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

Mayflower Emerald Square LLC v. Melt Inc and Melt (California), Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt (CA) and Melt Inc for early termination of a lease in North Attleboro, MA. The lease was signed by Melt (CA) only, however, the plaintiff claims Melt (CA) was acting as an agent of Melt Inc and thus has named Melt Inc. as a defendant. Melt Inc has filed a motion to dismiss, which was not granted by the court, and the discovery phase has commenced.

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)
On April 2nd, 2009 plaintiff (landlord) filed suit against defendants which alleges that Melt  made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and  a former Melt (FA) franchisee. Melt will be vigorously defending these allegations. Melt Inc has filed a motion to dismiss, the decision is still pending.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(10)	Material Contracts
10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005).
10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on June 30, 2005).
10.3	Form of loan agreement entered into with each of: Clive Barwin Errol Brome Lance Rosenberg Cecil Hofman (incorporated by reference from our Form 8-K, filed on June 12, 2005).
10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).

(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.
(Registrant)
Dated: July 20, 2009	/s/ Clive Barwin
Clive Barwin
President, CEO, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)