Form 10-Q
period 2009-09-30
MELT INC
filed 2009-10-28
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
______________________

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  No 

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  21,290,000 common shares issued and outstanding as of October 23, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim consolidated financial statements as of and for the period ended September 30, 2009 include all adjustments necessary in order to ensure that the interim consolidated financial statements are not misleading.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and December 31, 2008

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	September 30	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$59,925
Receivables, net of allowance of $0 and $1,005, respectively	30,658	12,874
Debt issuance costs	15,867	-

Total Current Assets	46,525	72,799

LONG-TERM ASSETS

Debt issuance costs	-	20,067

Total Long-Term Assets	-	20,067

TOTAL ASSETS	$46,525	$92,866

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES

Cash overdraft	$6,948	$-
Accounts payable	74,183	130,505
Accrued expenses	-	15,000
Accrued management fees – related party (Note 5)	88,000	88,000
Notes payable- related party (Note 5)	100,000	100,000
Accrued interest - related party (Note 5)	90,920	81,263
Notes payable (Note 6)	600,000	182,630
Accrued interest	68,971	45,606
Deferred revenue	25,000	100,000

Total Current Liabilities	1,054,022	743,004

LONG-TERM LIABILITIES

Notes payable	-	400,000

Total Long-Term Liabilities	-	400,000

LIABILITES OF DISCONTINUED OPERATIONS (Note 3)	679,722	679,722

TOTAL LIABILITIES	1,733,744	1,822,726

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 and 21,290,000 shares issued and
outstanding, respectively	21,290	21,290
Additional paid-in capital	1,837,173	1,877,113
Deferred equity compensation	-	(39,940)
Accumulated deficit	(3,545,682)	(3,588,323)

Total Stockholders’ Equity (Deficit)	(1,687,219)	(1,729,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$46,525	$92,866

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Food and beverage sales	$11,836	$54,511	$46,737	$958,092
Royalty and marketing fees	137,893	159,324	406,925	470,682
Franchise fees	25,000	40,000	92,500	80,000
Equipment sales	-	18,680	-	112,776
Miscellaneous finders and professional fees	23,548	2,364	52,185	46,319
Total Revenues	198,277	274,879	598,347	1,667,869
COST OF SALES
Cost of food and beverage	-	6,314	6,278	799,099
Materials and supplies	-	8,864	-	35,945
Total Cost of Sales	-	15,178	6,278	835,044
GROSS PROFIT	198,277	259,701	592,069	832,825
EXPENSES
Depreciation and amortization	-	1,259	-	7,251
Marketing	6,290	3,205	13,615	62,572
Professional fees	83,860	82,534	144,829	232,891
Rent	-	-	-	12,304
Management fees	55,500	95,500	220,500	319,500
Bad debt expense	-	70,200	924	93,802
General and administrative	25,142	48,843	114,967	149,724
Total Expenses	170,792	301,541	494,835	878,044
INCOME (LOSS) FROM OPERATIONS	27,485	(41,840)	97,234	(45,219)
OTHER INCOME (EXPENSES)
Gain on litigation settlement	-	-	-	85,927
Interest expense	(21,010)	(20,166)	(54,593)	(60,351)
Total Other Income (Expense)	(21,010)	(20,166)	(54,593)	25,576
INCOME (LOSS) BEFORE DISCOUNTINUED OPERATIONS AND INCOME TAXES	$6,475	$(62,006)	$42,641	$(19,643)

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)
 (Unaudited)

	For the Three Months ended Sept 30,		For the Nine Months Ended Sept 30,
	2009	2008	2009	2008
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND INCOME TAXES	$6,475	$(62,006)	$42,641	$(19,643)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	19,109	-	(47,239)
INCOME (LOSS) BEFORE INCOME TAXES	6,475	(42,897)	42,641	(66,882)
INCOME TAX EXPENSE	-	-	-	-
NET INCOME (LOSS)	$6,475	$(42,897)	$42,641	$(66,882)
BASIC NET INCOME (LOSS) PER SHARE:
Income (loss) per share on continuing operations	$0.00	$(0.00)	$0.00	$(0.00)
Income (loss) per share on discontinued Operations	-	(0.00)	-	(0.00)
Net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	21,290,000	21,290,000	21,290,000	21,290,000

MELT INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit
Balance, December 31, 2008	21,290,000	$21,290	$1,877,113	$(39,940)	$(3,588,323)
Cumulative effect of stock option forfeitures (unaudited)	-	-	(39,940)	39,940	-
Net income for the nine months Ended September 30, 2009 (unaudited)	-	-	-	-	42,641
Balance September 30, 2009 (unaudited)	21,290,000	$21,290	$1,837,173	$-	$(3,545,682)

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended Sept 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) after discontinued operations	$42,641	$(66,882)
Less: loss from discontinued operations	-	(47,239)
Net income (loss) before discontinued operations	42,641	(19,643)
Items to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	-	7,251
Bad debt expense	924	93,802
Amortization of deferred equity compensation	-	8,872
Amortization of deferred debt issuance costs	4,200	4,200
Changes in operating assets and liabilities:
(Increase) in receivables	(18,708)	(16,586)
Decrease in other assets	-	28,523
(Decrease) in accounts payable and accrued expenses	(71,322)	(106,760)
Increase in interest payable – related party	9,656	7,249
Increase in interest payable	40,736	3,902
Increase (Decrease) in deferred revenue	(75,000)	10,000
Net Cash Provided (Used) in Operating Activities	(66,873)	20,810
Net Cash Provided (Used) by Discontinued Activities	-	24,726
Total Net Cash Provided (Used) by Operating and Discontinued Activities	(66,873)	45,536
CASH FLOWS FROM INVESTING ACTIVITIES	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	6,948	-
Payments on notes payable	-	(1,153)
Payment on notes payable – related party	-	(49,465)
Net Cash Provided (Used) by Financing Activities- Continuing Operations	6,948	(50,618)
DECREASE IN CASH	(59,925)	(5,082)
CASH AT BEGINNING OF PERIOD	59,925	67,853
CASH AT END OF PERIOD	$-	$62,771
CASH PAID FOR:
Interest	$-	$44,625
Income taxes	$-	$-

-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 -       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Melt Inc. and its Subsidiaries (herein referred to as The Company) is presented to assist in understanding the Company’s consolidated financial statements.  The consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a.	Organization and Business Activities

Melt Inc. was organized on July 18, 2003, under the laws of the State of Nevada.  Melt Inc. operates as a holding company for its operating subsidiaries.

Melt (California), Inc. a wholly owned subsidiary (hereinafter referred to as Melt (CA)) was organized on August 6, 2003, under the laws of the State of California.  Melt (CA) was in the business of owning and operating corporate owned stores, of which none were in existence during the year ended December 31, 2008 and the period ended September 30, 2009, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from. Melt (CA) ceased managing the construction of stores during September 2007.  All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of September 30, 2009 (see note 3).  All operations of Melt (CA)  have been terminated since September 30, 2007.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada.  Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as, marketing and the collection of royalties.  To date, Melt (FA) has sold fifty  franchises of which twenty are operating, seventeen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, one is in the process of finding suitable locations to operate their stores, and twelve have closed their operations.

b.     Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 years.  Depreciation is computed using the straight-line method beginning when the assets are placed in service.  Depreciation expense on assets used in continuing operations for the nine months ended September 30, 2009 and 2008 was $0 and $7,251, respectively.

c.     Accounting Method

The Company’s consolidated financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

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

Revenue from initial franchise fees are recognized when the Company has completed its obligation to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund amounts paid, (b) substantially all of the initial services required by the Uniform Franchise Offering Circular have been performed, and (c) there are no other material conditions or obligations related to substantial performance.  Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining.  During the nine months ended September 30, 2009 and 2008, the Company recognized $92,500 and $80,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales made at franchised owned restaurants, are recognized as income is earned and when they becomes receivable from the franchisee.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f.     Revenue Recognition (Continued)

Deferred Revenue

As of September 30, 2009 and December 31, 2008 the company maintained deferred revenue of $25,000 and $100,000, respectively.  This represents franchise fees received, which have not been recognized as revenue.

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

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility.  The allowance for doubtful accounts on continuing operations was $0 and $1,005 at September 30, 2009 and December 31, 2008, respectively, while bad debt expense on continuing operations totaled $924 and $93,802 for the nine months ended September 30, 2009 and 2008, respectively.

h.     Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred.  Marketing and Advertising expense for the Nine months ended September 30, 2009 and 2008 was $13,615 and $62,572, respectively.

i.	Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (CA) and Melt (FA).  All material inter-company accounts and transactions have been eliminated.

j.     Long Lived Assets

The Company accounts for long-lived assets that are to be disposed of by sale at the lower of book value or fair value less cost to sell. Discontinued operations include all components of the Company with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

k.     Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

l.     Reclassification of Prior Period Balances

Certain amounts in prior periods have been reclassified to conform with the report classifications of the period ended September 30, 2009, with no effect on previously reported net income or stockholder’s equity (deficit).

NOTE 2 -	LITIGATION

Melt Franchising, LLC and Melt (California), Inc. (Melt) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  Melt (FA) & Melt (CA) is also seeking unpaid royalties and advertising contributions; rent and other charges due under a sublease; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of September 30, 2009 the demand is still pending.

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

On September 19, 2007, six of our franchisees and their affiliates filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity.  The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about Sept 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Two of the six franchisees and their affiliates Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

NOTE 2 -        LITIGATION (Continued)

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, Melt (FA) filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt (FA) filed a Motion to dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of September 30, 2009, this case is on hold as the defendants have declared bankruptcy.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court.  On or about December 8, 2008, the Court granted our motion to compel arbitration. As of September 30, 2009 no arbitration has been filed.

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

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)

On April 2, 2009, plaintiff (landlord) filed suit against defendants which alleges that Melt made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and a former Melt (FA) franchisee. Melt will be vigorously defending these allegations. Melt Inc has filed a motion to dismiss, which was not granted by the court, and the discovery phase has commenced.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

NOTE 3 -        DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue all its operations due to continuing losses.  All assets, liabilities and operating results related to store construction are therefore included in discontinued operations as of September 30, 2009 and 2008.  No tax benefit has been attributed to discontinued operations.  The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	September 30, 2009	December 31, 2008
LIABILITIES
Accounts payable and accrued expenses	$679,722	$679,722
The following is an unaudited summary of the loss from discontinued operations resulting From the discontinuation of construction activities:
	For the Nine Months Ended September 30,
	2009	2008
COST OF SALES
Franchise stores construction costs	$-	$3,632

EXPENSES
Bad debt	-	850
Rent	-	124,238
Total Expenses	-	125,088
LOSS FROM OPERATIONS	-	(128,720)
OTHER INCOME (EXPENSE)
Loss on disposal of assets	-	(15,690)
Gain on settlement of liabilities	-	97,171
Total Other Income (Expense)	-	81,481
LOSS FROM DISCONTINUED OPERATIONS	$-	$(47,239)

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2008 and September 30, 2009 and changes during the periods is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding, December 31, 2008	700,000	$0.34	$0.17
Issued	-	-	-
Exercised	-	-	-
Forfeited	(700,000)	0.34	0.17
Expired	-	-	-
Outstanding, September 30, 2009	-	-	-

NOTE 5 -       RELATED PARTY TRANSACTIONS

Management Fees

During the nine months ended September 30, 2009 and 2008, the Company paid Chill, Inc., a related party company, a management fee of $220,500 and $319,500, respectively, representing the salaries, wages, benefits, rent and overhead expenses related to the operation of the Company during the periods.

Notes Payable

During the nine months ended September 30, 2009 and 2008, the Company repaid $0 and $49,465 of its note payable to its President, respectively.  The note balance at September 30, 2009 and December 31, 2008 was $100,000 and $100,000, respectively.

NOTE 6 -	NOTES PAYABLE

During the period ended September 30, 2009, the Company failed to make the required quarterly interest payment on its outstanding long-term convertible note payable in the amount of $400,000.  As such, the convertible note and accrued interest are now due upon demand and the principal amount has been reclassified to a current liability as of September 30, 2009.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

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

Management believes that, based upon the current operating plan of divesting itself of operations failing to produce cash flows from operations should help alleviate the adverse financial condition of the Company.  If the Company is not successful in identifying positive cash flow revenue streams from its franchising activities,  the  Company  may  be  forced  to  raise  additional equity or debt financing  to  fund  its  ongoing obligations,  seek  protection under existing bankruptcy laws or cease doing business.  If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's then current stockholders would be diluted.  If additional funds are raised through the issuance of debt securities, the Company will incur interest charges until the related debt is paid off.

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

NOTE 8 -        SUBSEQUENT EVENTS

Management evaluated subsequent events for possible disclosure as of October 23, 2009, the date the financial statements were available to be issued, noting no events that would require adjustment to, or disclosure in, the consolidated financial statements as of and for the period ended September 30, 2009.

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

Results of Operations

Revenue

Our revenue for the nine month periods ended September 30, 2009 and 2008 are outlined in the table below:

	Nine Months Ended September 30,
	2009	2008
Food and beverage sales	$46,737	$958,092
Royalty and marketing fees	$406,925	$470,682
Franchise fees	$92,500	$80,000
Equipment sales	$-	$112,776
Miscellaneous finders and professional fees	$52,185	$46,319

Revenue for the nine month period ended September 30, 2009, decreased by 64% as compared to the comparative period in 2008 primarily as a result of a 95% decrease in food and beverage sales, 14% decrease in royalty and marketing fees and 100% decrease in equipment sales. During the third quarter of 2008 Melt Franchising LLC decided to phase out selling food and beverages and equipment to its franchisees, this phase out was primarily completed by Dec 31, 2008. The franchisees now purchase directly from the distributors.

Our revenue for the three month periods ended September 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended September 30,
	2009	2008
Food and beverage sales	$11,836	$54,511
Royalty and marketing fees	$137,893	$159,324

Three Months Ended September 30,
2009	2008
Franchise fees	$25,000	$40,000
Equipment sales	$-	$18,680
Miscellaneous finders and professional fees	$23,548	$2,364

Revenue for the three month period ended September 30, 2009, decreased by 28% as compared to the comparative period in 2008 primarily as a result of a 78% decrease in food and beverage sales, 13% decrease in royalty and marketing fees, 38% decrease in franchise fees, 100% decrease in equipment sales, partially offset by a 896% increase in finders and professional fees. During the third quarter of 2008 Melt Franchising LLC decided to phase out selling food and beverages and equipment to its franchisees, this phase out was primarily completed by December 31, 2008. The franchisees now purchase directly from the distributors.

Expenses

Our operating expenses for the nine month periods ended September 30, 2009 and 2008 are outlined in the table below:

	Nine Months Ended September 30,
	2009	2008
Depreciation and Amortization	$-	$7,251
Marketing	$13,615	$62,572
Professional Fees	$144,829	$232,891
Rent	$-	$12,304
Management fees	$220,500	$319,500
Bad debt expense	$924	$93,802
General and administrative	$114,967	$149,724

Operating expenses for the nine months ended September 30, 2009, decreased by 44% as compared to the comparative period in 2008 primarily as a result of a 31% reduction in management fees as a result of the management arrangement with Chill, Inc, a 99% decrease in bad debt expense, a 38% reduction in professional fees, a 78% reduction in marketing expenses, a 23% reduction in general and administrative expenses and a 100% reduction in rent expense.

 Our operating expenses for the three month periods ended September 30, 2009 and 2008 are outlined in the table below:
	Three Months Ended September 30,
	2009	2008
Depreciation and Amortization	$-	$1,259
Marketing	$6,290	$3,205
Professional Fees	$83,860	$82,534
Management fees	$55,500	$95,500
Bad debt expense	$-	$70,200
General and administrative	$25,142	$48,843

Operating expenses for the three months ended September 30, 2009, decreased by 43% as compared to the comparative period in 2008 primarily as a result of a 100% decrease in bad debt expense, a 42% reduction in management fees as a result of the management arrangement with Chill, Inc. and a 49% reduction in general and administrative expenses.

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

Liquidity and Financial Condition

Working Capital
	At September 30, 2009	At December 31, 2008	Percentage Increase/Decrease
Current Assets	$46,525	$72,799	(36	) %
Current Liabilities	$1,054,022	$743,004	(41	) %
Working Capital (Deficit)	$(1,007,497)	$(670,205)	(50	) %

Cash Flows
	At September 30, 2009	At September 30, 2008
Net Cash Provided (Used) by Operating Activities	$(66,873)	$45,536
Net Cash Provided (Used) by Investing Activities	$-	$-
Net Cash Provided (Used) by Financing Activities	$-	$(50,618)
(Decrease) In Cash	$(66,873)	$(5,082)

As of September 30, 2009, our company had a working capital deficit of $1,007,497. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

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

During the period ended September 30, 2009, our company failed to make the required quarterly interest payment on its outstanding long-term convertible note payable in the amount of $400,000.  As such, the convertible note and accrued interest are now due upon demand and the principal amount has been reclassified to a current liability as of September 30, 2009.

We are not aware of any other known trends, demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

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

Item4T.  Controls and Procedures.

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

As of September 30, 2009, the end of our first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial and accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item1.  Legal Proceedings.

Melt Franchising, LLC and Melt (California), Inc. (Melt) v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, Melt (FA) and Melt (CA) filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  Melt (FA) & Melt (CA) is also seeking unpaid royalties and advertising contributions; rent and other charges due under a sublease; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of September 30, 2009, the demand is still pending.

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

On September 19, 2007, six of our franchisees and their affiliates filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity.  The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about Sept 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Two of the six franchisees and their affiliates Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, Melt (FA) filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt (FA) filed a Motion to dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. As of September 30, 2009, this case is   on hold as the defendants have declared bankruptcy.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court.  On or about December 8, 2008, the Court granted our motion to compel arbitration. As of September 30, 2009 no arbitration has been filed.

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

Braintree Property Associates LP v. Melt Inc, Melt Franchising LLC, Clive Barwin (Melt)

On April 2, 2009 plaintiff (landlord) filed suit against defendants which alleges that Melt  made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and  a former Melt (FA) franchisee. Melt will be vigorously defending these allegations. Melt Inc has filed a motion to dismiss, which was not granted by the court, and the discovery phase has commenced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities.

During the period ended September 30, 2009, the Company failed to make the required quarterly interest payment on its outstanding long-term convertible note payable in the amount of $400,000.  As such, the convertible note and accrued interest are now due upon demand and the principal amount has been reclassified to a current liability as of September 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).

Exhibit Number	Description
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 2, 2003).
(10)	Material Contracts
10.1	Operating Agreement between Melt Inc. and Dolce Dolci, LLC dated July 21, 2004 (incorporated by reference from our Form 10-KSB, filed on Sept 30, 2005).
10.2	Operating Agreement between Melt Inc. and Melt Franchising LLC dated February 25, 2005 (incorporated by reference from our Form 10-KSB, filed on Sept 30, 2005).
10.3	Form of loan agreement entered into with each of: Clive Barwin Errol Brome Lance Rosenberg Cecil Hofman (incorporated by reference from our Form 8-K, filed on June 12, 2005).
10.4	Franchise Offering Circular (incorporated by reference from our Form 10-QSB, filed on November 14, 2005).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics. (incorporated by reference from our Form 10-KSB, filed on March 30, 2004).
(21)	Subsidiaries of the small business issuer
Melt (California) Inc. Melt Franchising LLC
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification under Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification under Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MELT INC.
(Registrant)
Dated: October 28, 2009	/s/ Clive Barwin
Clive Barwin
President, CEO, Chief Financial Officer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)