Form 10-K
period 2009-12-31
MELT INC
filed 2010-03-24
CIK 1267612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2009
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-109990

MELT INC.
(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31556 Loma Linda Rd., Temecula, CA	92592
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(310) 601-7907

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes  No √
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes  No √

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes √ No 
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration statement was required to submit and post such files).

Yes  No √
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	
Non-accelerated filer		Smaller reporting company	√
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  No √

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2009  was $1,848,600 based on a $0.012 closing price for the Common Stock on December 31, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
21,290,000 Common Shares issued & outstanding as of March 15, 2010

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

Our Current Business

Through our wholly-owned subsidiary, Melt Franchising LLC, we franchise retail gelato bars and quick casual restaurants under the name of "Melt-gelato italiano®", “Melt - café & gelato bar®”, and “Melt gelato and crepe cafe®.” Our main business strategy is licensing our brand and business methodology through Melt Franchising LLC to franchise owned and operated stores. In March 2005, Melt Franchising LLC filed Franchise Disclosure Documents, which allowed it to offer franchises in those states that do not require registration and in California.  Currently, we are approved to sell franchises in New York, California, Maryland, Virginia and Illinois as well as in those states that do not require franchisors to file separate Franchise Disclosure Document offerings.

As of April 2005, we embarked on a strategy to grow our business through the sale of franchises. We commenced marketing in July 2005 and have entered into 49 franchise agreements as of December 31, 2009.  Of the forty-nine franchise agreements sold, nineteen  stores are currently open and operating, fourteen  in California, one  in Arizona, one in Massachusetts, one in Illinois, one in Virginia and one in New York.  Thirteen stores have closed and seventeen agreements have been terminated due to franchisees not finding suitable locations within the time period allowed. As of December 31, 2009, we have entered into one franchise agreement for an additional store, which we expect to open in 2010. In 2009, two new franchise owned stores were opened and five closed. In 2008, we opened three stores and closed four stores. In 2008, we reduced the pace of our growth with the intention of solidifying our operations and procedures, improving our in-store and retail marketing program, and fine tuning the look and feel of the stores. We have now substantially completed our new look and feel, together with adding a number of new products, and will be ready to resume our pace of growth towards the third quarter of 2010 assuming the general economy has improved.

Our subsidiary, Melt CA, was previously responsible for owning and operating corporate owned gelato bars, and constructing gelato bars, for and on behalf of franchisees. Currently, our company does not own or operate any gelato bars.  As of September 2007, we discontinued all operations of Melt CA, and no longer offer the services of constructing stores for our franchisees, due to continuing losses and infrastructure requirements. We currently do not plan on owning/operating any corporate owned stores.  We have allowed the registration of Melt CA to lapse with the California Secretary of State.

Sources of Revenue

Our current revenue stream is derived from several sources by our wholly-owned subsidiary, Melt Franchising LLC. We charge an initial franchise fee, a recurring royalty and a marketing fee based on sales at franchisee owned and operated stores.  Melt Franchising LLC also sold food and beverages to franchise owned and operated stores until October 2008 when we stopped selling food and beverages to franchise owned and operated stores.  In 2007, Melt (California) Inc. generated a portion of its revenue from the management of the construction of retail locations and the sale of equipment to franchisees; however, as of September 30, 2007, Melt CA discontinued these operations.

Products

Our company generates its revenue from franchise fees, royalties, marketing fees and from rebates received by suppliers that distribute products directly to the stores. The products sold in the stores owned by the franchisees include gelato, sorbetto, crepes, panini, salads, smoothies, coffee, sodas, and other food related items.

Principal Markets and target customer

In 2009, our franchisees owned and operated stores in Arizona, California, Illinois, Massachusetts, Virginia and New York. Our initial strategy was to license stores to operate in major regional shopping malls; however, in 2008 we started allowing franchisees to open up stores outside of major regional shopping malls and will continue to focus on this strategy as we are more confident that our new look and feel, together with the products we now offer, allow us to create a destination point as opposed to an impulse buy. The appeal of our product and concept allows us to target a broad range of customers comprised of males and females of all ages and all incomes, however, we will primarily concentrate in areas that have a joint family income of $75,000 and greater.

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

Employees

We have no other employees other than our directors and officers.

As of December 1, 2007, we entered into a management agreement with Chill Inc. whereby all employees of our company and our subsidiaries were transferred to Chill Inc. This was done to simplify the operations at Melt and to reduce audit and other costs. Chill Inc. is a non-arms length company in that Clive Barwin and Brandon Barwin are the main shareholders of Chill Inc.  As a result of this agreement, we are not subject to collective bargaining agreements.

Our officers and management roles are divided as follows:

President, Chief Executive Officer, Secretary and Chief Financial Officer – Clive Barwin, has direct responsibility for overall management, marketing, finance, product and business development.

Vice-President (Operations) – Brandon Barwin, has direct responsibility for operations of franchise owned stores and product development.

Growth Strategy

Our plan for the year ending 2010 includes opening two franchise owned and operated stores in two states. During 2008 and 2009, we dramatically curtailed our growth to allow us time to solidify the financial affairs of our business  spend time improving the look and feel of the stores, and improve our operations, procedures and marketing departments before expanding at a faster  rate. Now that we have substantially completed these objectives, our plan is to once again resume our expansion plans; in a strategic and focused fashion. Commencing in the third quarter of 2010, (assuming the general state of the economy is strengthening), we will resume marketing to recruit new franchisees, and thus expect to open 12 new franchise owned stores in 2011. During the years ahead, we plan on being more selective when qualifying individuals who would like to become franchisees, with the intention of reducing the number of failing or underperforming stores. We also plan to license the brand to master franchisees in the Middle East and in Korea.

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

The franchising industry is a highly litigious industry and almost all franchisors have one or many lawsuits filed against it.  If we have many lawsuits filed against us, or lose the ones that have already been filed we may be required to incur substantial costs to defend them, which might result in the loss of some or all of your investment in our common stock.

Although we engage in ethical business practices at all times and adhere to all the rules and regulations governed by the franchise act, due to the litigious nature of our industry we could have more lawsuits filed against us. Any litigation, by or against us, could be time consuming and costly, and divert our attention and resources. An adverse outcome in litigation could have a material adverse effect on our business, operating results and financial condition.

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

We believe that establishing and maintaining the brand identity of our products will increase the appeal of our products to prospective customers.  Consumer recognition and a preference of our "Melt" branded products over similar products offered by our competition will be critical to our future success.  Promotion and enhancement of our gelato and related products will depend largely on our success in continuing to provide high quality products and service.  In order to attract and retain customers and to promote and maintain our "Melt" brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our customers.  Currently, given the large number of factors and variables in achieving and maintaining consumer recognition and brand loyalty, we cannot anticipate or estimate how much we may be required to spend to establish such loyalty.  If we are unable to provide high quality products, or otherwise fail to promote and maintain our "Melt" brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may not be able to successfully implement our business plan and achieve a profitable level of operations.

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

A number of our competitors are well established, substantially larger, and have substantially greater market recognition, greater resources and broader distribution capabilities than we have.  These existing and future competitors may be able to respond more quickly than us to new or changing opportunities, product and customer requirements, and may be able to undertake more extensive promotional activities, have access to more retail locations and adopt more aggressive pricing policies than we do.  Increased competition by these existing and future competitors could materially and adversely affect our ability to commence, maintain, or expand our operations.

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

Our officers and directors, in the aggregate, beneficially own 17.8% of the issued and outstanding shares of our common stock.  In addition, Glynis Sive, the spouse of Clive Barwin, beneficially owns 9.3% of the issued and outstanding shares of our common stock.  As a result, these individuals have the ability to exert significant influence over matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and Glynis Sive can exercise such influence over our company, investors may not be able to replace our management if they disagree with the way our business is being run.  Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

We have a history of losses and have a deficit, which raises substantial doubt about our ability to continue as a going concern.

We currently do not have substantial assets to pay all of our liabilities. In addition we are in default as per the terms of a loan in the amount of $400,000 as we did not pay the interest owing when  due. Due to our not being able to pay our liabilities we may be forced into bankruptcy. In such case, based on the current condition of our company, stock holders would receive nothing for their interest in our company.

Our future liquidity is dependent on obtaining and sustaining positive cash flows from operations. If our company is unable to generate the cash flow necessary to sustain future operations, we may be forced to terminate or wind down operations, if this happens you may lose some or all of the value of your investment in our common stock

These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors’ report on our audited financial statements for the year ended December 31, 2009. If we are unable to continue as a going concern, investors will likely lose all of their investment in our company.

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

Our stock is a penny stock.  The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of, our common stock.

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

Our subsidiary Melt CA entered into six leases which were terminated prior to the expiry of the leases.  Melt CA has accrued a total of $525,000 in expected settlement costs relating to these leases in the accrued expenses of discontinued operations as of December 31, 2009.

Item 3.	Legal Proceedings

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and Melt CA filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  We and Melt CA also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with Melt CA; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of December 31, 2009, the demand is still pending.

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

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity.  The lawsuit sought injunctive relief and damages, in an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals. The outcome of the appeal should be known towards the end of the March 2010.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. The case against John Flannery has been dismissed as the defendant has been declared bankrupt, and the case against PMI is on hold as PMI has now filed a bankruptcy application.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court.  On or about December 8, 2008, the Court granted our motion to compel arbitration. On October 20, 2009 the plaintiff dismissed the case. On January 28, 2010 the court ordered the plaintiff to pay fees and costs to Melt in the amount of $29,783

Kang Won Lee and Yoo and Lee Enterprises v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Rick Zorehkey, and Eddie Ollman.

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

Mayflower Emerald Square LLC v. Melt Inc and Melt (California), Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt CA and our company for early termination of a lease in North Attleboro, MA. The lease was signed by Melt CA only, however, the plaintiff claims Melt Inc was acting as an agent of Melt CA and thus has named Melt Inc. as a defendant. Discovery is expected to commence before March 30, 2010.

Braintree Property Associates LP v Melt Inc, Melt Franchising LLC and Clive Barwin (Melt)

On April 2, 2009, Braintree Property Associates LP (landlord) filed suit against Melt which alleges that Melt made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and a former Melt Franchising franchisee. Melt Inc filed a motion to dismiss, which was not granted by the court. Discovery is expected to commence before March 30, 2010.

Coconut Point Developers LLC (Coconut Point) v Melt (California) Inc

In September 2007 Coconut Point filed a complaint against Melt (California) Inc for early termination of a lease in Naples, Florida. Melt (California) Inc decided not to defend the case, as a result on November 20th, 2008 the court ordered costs and damages in favor of Coconut Point in the amount of approximately $801,500 plus interest at an annual rate of 11%. This amount plus interest has not been included in Liabilities of Discontinued Operations as management considers that the amount in Liabilities of Discontinued operations is adequate to cover  settlement of all amount owing by Melt (California) if a settlement was to be made.

Del Amo Fashion Center Operating Company LLC (Del Amo)  v Melt (California) Inc and Does 1 to 10 inclusive (Melt)

On January 22, 2010 Del Amo filed a complaint against Melt (California) Inc and Does 1 to 10 for early termination of a lease in Redondo Beach, California, claiming past due and future rents pursuant to the lease of $1,032,385. To date Melt (California Inc) has not responded to the complaint.

Gain / Loss on settlement of disputes

On April 15, 2008, our company settled a dispute with one of our franchisees for the amount of $85,000. The dispute arose based upon the franchisee’s breach of the non-competition clause in the franchise agreement.

On March 29, 2009, our company agreed to settle a dispute with Yon Ho Kim and Young Suk an ex franchisee for an amount of $30,000.

On October 20th, 2009, our company agreed to settle a dispute with Westfield LLC for the early termination of a lease at Connecticut Post, CT for an amount of $5,575.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

In the United States, our common shares are traded on the Over-the-Counter Bulletin Board under the symbol “MLTC.”  The following quotations obtained from Stock Watch reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low prices of our common shares for the periods indicated below are as follows:

Quarter Ended(1)	High	Low
December 31, 2009	$0.12	$0.06
September 30, 2009	$0.06	$0.06
June 30, 2009	$0.01	$0.01
March 31, 2009	$0.02	$0.02
December 31, 2008	$0.05	$0.05
September 30, 2008	$0.10	$0.10

(1)           Our common shares were initially approved for quotation on the OTC Bulletin Board on June 27, 2005 under the symbol “MLTC”.

Our common shares are issued in registered form. Nevada Agency & Trust Co., 50 West Liberty, Suite 800, Reno, NV  89501 (Telephone 775-322-0626, Facsimile 775-322-5623) is the registrar and transfer agent for our common shares.  On March 18, 2010, the shareholders' list of our common shares showed 74 registered shareholders and 21,290,000 shares outstanding.

Dividends

We have not declared any dividends on our common stock since the inception of our company on July 18, 2003.  There is no restriction in our Articles of Incorporation and Bylaws that will limit our ability to pay dividends on our common stock.  However, we do not anticipate declaring and paying dividends to our shareholders in the near future.

Equity Compensation Plan Information

The following table provides a summary of the securities authorized for issuance under Equity Compensation Plans, the weighted average price and number of securities remaining available for issuance, all as at December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	0.00	$0.00	3,000,000
Total	0.00	N/A	3,000,000

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2009.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated audited financial statements and the related notes for the years ended December 31, 2009 and December 31, 2008 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" of this annual report.

Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

Since inception on July 18, 2003, we have been engaged in the development, ownership, operation and franchising of Italian style ice cream and coffee shops (gelaterias) and quick casual restaurants offering for sale Italian gelato (ice cream), sorbetto, crepes, paninis, salads, smoothies, coffee, sodas, and other food related items.

Our main revenue from continuing operations consists of royalties earned from franchise owned retail stores and franchise fees charged to new franchisees. Our first store opened on November 28, 2003 in Palm Desert, California and since then we opened three corporate owned stores, of which we sold our interest in two of them and closed one.  Our first franchised store was opened in Glendale, California in November 2004, and since then we have opened a total of 32, of which 13 have closed. During fiscal 2009, two new franchise owned store opened and 5 closed.

Results of Operations	Year Ended December 31
	2009	2008
Sales	$738,916	$1,887,663
Cost of Sales	$59,480	$881,484
Operating Expenses	$542,422	$1,039,581
Net Income (Loss)	$21,280	$(103,143)

Total revenue from continuing operations for the year ended December 31, 2009 was $738,916, compared to $1,887,633 for the year ended December 31, 2008, a decrease of 61%.  The decrease in revenue is due to: i) the decrease in the number of new franchised owned stores; and ii) decrease in food and beverage sales, and a decrease in same store sales.  As of October 2008, we stopped selling food and beverages to the stores.

During the year ended December 31, 2009, no new corporate owned stores were opened and two new franchise owned stores were opened, for a total of nineteen franchise stores operating at the end of the year. During the period ending December 31, 2008, no new corporate owned stores were opened and three new franchise owned stores were opened, for a total of twenty one franchise stores operating at the end of the year.

We posted net income of $21,280 for the year ended December 31, 2009, compared to a net loss from operations of $103,143 for the year ended December 31, 2008 and net income from continuing operations of $21,280 for the year ended December 31, 2009, compared to a net loss from continuing operations of $21,412 for the year ended December 31, 2008. The decrease in the net loss was mainly due to a $153,121, or 49% decrease from the prior year in professional fees; a $139,000, or 33% decrease from the prior year in management fees; and, a $60,715, or 76% decrease from the prior year in marketing expenses.

Expenses

Cost of sales for continuing operations for the year ended December 31, 2009 amounted to $59,480 or 8% of sales compared to $881,484 or 46% for the year ended December 31, 2008.  The decrease in the cost of sales is directly related to our decrease in sales of food and beverage to franchise stores. The decrease in percentage cost of sales to sales is due primarily to a change in the mix of the revenue, with food and beverage sales accounting for 10% of total revenue for the year ended December 31, 2009, compared to 54% for the year ended December 31, 2008 and franchise revenue accounting for 70% of total revenue for the year ended December 31, 2009, compared to 33% for the year ended December 31, 2008.

Total expenses from continuing operations for the year ended December 31, 2009 were $542,422 compared to $1,039,581for the year ended December 31, 2008. The decrease is mainly due to the decrease in professional, management and marketing expenses as a result of the company’s mandate to curtail its expansion plans, while at the same time improving its operational efficiencies.

Management fees amounted to $276,000 for the year ended December 31, 2009 compared to $415,000 for the year ended December 31, 2008.  The net decrease is primarily due to the reduction in the number of management staff required.  Management fees include staff costs, rent, utilities and communication costs.

Marketing expenses from continuing operations amounted to $18,727 for the year ended December 31, 2009 as compared to $79,442 for the year ended December 31, 2008.  The decrease in expense was primarily driven by management’s decision to curtail marketing expenses due to the economic slowdown.

General and administrative expenses from continuing operations amounted to $82,626 for the year ended December 31, 2009 as compared to $153,784 for the year ended December 31, 2008.  The decrease is due to a focused effort to reduce general operating costs to achieve profitability.  Our general and administrative expenses consisted of travel expenses, office supplies, data processing, and miscellaneous expenses.

Depreciation and amortization from continuing operations amounted to $0 for the year ended December 31, 2009 compared to $8,581 for the year ended December 31, 2008. The decrease is due to the sale and disposal of equipment during the 2008 year.

We have incurred $158,145 in professional fees for audit and accounting, computer services and legal fees for the year ended December 31, 2009, compared to $311,266 in 2008.  The decrease is primarily due to a reduction of costs from 2008 in connection with the preparation and filing of our reports required for the SEC, expanding our Franchise Disclosure Documents to three additional registration states and to defend against litigation brought against our company and some of our officers.

Liquidity and Financial Condition

Working Capital
	At December 31, 2009	At December 31, 2008
Current Assets	$47,672	$72,799
Current Liabilities	$1,076,530	$743,004
Working Capital	$(1,028,858)	$(670,205)

Cash Flows
	At December 31, 2009	At December 31, 2008
Net Cash provided (Used) by Operating Activities	$(18,897)	$81,469
Net Cash Provided (Used) by Discontinued Operations	$-	$(38,779)
Net Cash Provided (Used) by Operating Activities	$(18,897)	$42,690
Net Cash Provided (Used) by Investing Activities	$-	$-
Net Cash Provided (Used) by Financing Activities	$-	$(50,618)
Net Increase (Decrease) in Cash	$(18,897)	$(7,928)

At December 31, 2009, we had a continuing operations working capital deficit of $1,028,858 compared to a deficit of $670,205 for the year ended December 31, 2008. The increase was mainly due to the reclassification of a $400,000 convertible note payable from long term to current during 2009 due to a default of payment terms, partially offset by a reduction in deferred revenue of $75,000.

At December 31, 2009, our total assets were $47,672, of which $41,028 consisted of cash and $6,644 consisted of receivables.

At December 31, 2009, our total liabilities were $1,756,252, of which, $1,076,530 were from continued operations, all of which are current liabilities.  At December 31, 2009, our total liabilities from discontinued operations were $679,722.

As at December 31, 2009, we owe $191,263 related to short-term operating loans and $88,000 in management fees to an officer and director.

Future Financings

The year 2008 was a transition year for our company. At the beginning of the year, we decided to scale down our company with the intent of perfecting the look and feel of our stores, products sold in our stores, and our operations and marketing departments. We reduced our operating and overhead expenses dramatically and simplified operations with the intent of making our company profitable. These plans were aimed at creating a strong platform to allow us to once again be able to grow the franchise network in 2009. Due to the economy we decided to withhold any expansion plans, and expect to commence these plans towards the third quarter of 2010 subject to the general state of the economy.

Presently, we have insufficient revenue and cash flow to support any expansion plans.   Management is in the process of creating a plan for the raising of additional capital to help with the planned expansion.

Immediate Objectives

Our primary objective for the twelve month period ending December 31, 2010 will be to build on the base that we have now created and re-start our planned expansion program in 2010.  We also plan on expanding our marketing program with the intention of creating some brand awareness and thus increasing sales at our franchise owned stores. Our expansion and marketing efforts to attract new franchisees will be greatly curtailed until we are confident that the economy is recovering.

Retail Locations

Our business plan for 2010 envisions opening two new franchise owned stores and no corporate owned stores.

Promotion

Our marketing efforts in 2010 will be focused towards improving our in-store marketing campaign with the intent of improving sales at the store level.

Personnel

As part of our cost cutting efforts, in 2007 we transferred all of our employees to Chill Inc. and entered into an agreement whereby Chill Inc. will perform all management related functions for the group. Chill Inc. currently employs two full time employees who work full time on behalf of our company.  The functions that these employees perform are: Clive Barwin, President & CEO, Chief Financial Officer and Secretary and Brandon Barwin, Vice President Operations.   These employees handle all of the responsibilities of our company.  In addition, Clive Barwin, our President and Chief Executive Officer, provides us with capital raising services.  We may choose to compensate the Chill Inc. employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

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

Our revenues are derived primarily from franchisee fees, royalties and marketing fees from franchise owned stores, and previously from the sale of food and beverages to franchise owned stores, from the sale of the operation of corporate owned retail stores, including revenue from store development, acquisition and construction services on behalf of its franchisees.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2009, our company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“GAAP”), superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We do not believe this update will have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not believe this update will have a significant impact on our consolidated financial statements.

In September 2009, the FASB issued an ASU providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2009, the FASB established the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. We adopted this guidance in June 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the provisions of this amendment as of June 30, 2009. The adoption of these amended disclosure rules did not have a material impact on our consolidated financial statements.

Effective October 1, 2008, we adopted standards and related applicable amendments regarding fair value measurement. In this standard, the FASB defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB first amended the statement to exclude guidance regarding leases and certain other lease-related accounting pronouncements. A second amendment delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. A third amendment clarifies the application of this statement in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. Lastly, the fourth amendment provides additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset and liability. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance requiring enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted this guidance in January 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. We adopted this guidance in January 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

The following consolidated audited financial statements are filed as part of this annual report:

Independent Auditor's Report

Consolidated Audited Balance Sheets as at December 31, 2009 and 2008

Consolidated Audited Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Audited Statements of Changes in Stockholders' Equity for the years ended December 31, 2009 and  2008.

Consolidated Audited Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to the Consolidated Financial Statements.

MELT INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Melt, Inc. and Subsidiaries

Temecula, California

We have audited the accompanying consolidated balance sheets of Melt, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Melt, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Melt, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities and, based upon current operating levels, requires additional capital or significant restructuring to sustain its operation for the foreseeable future.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

March 23, 2010

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS
Cash	$41,028	$59,925
Receivables, net of allowance of $6,000 and $1,005 respectively	6,644	12,874
Total Current Assets	47,672	72,799
OTHER ASSETS
Debt issuance costs (Note 5)	-	20,067
Total Other Assets	-	20,067
TOTAL ASSETS	$47,672	$92,866

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	December 31,
	2009	2008

CURRENT LIABILITIES
Accounts payable	$92,781	$130,505
Accrued expenses	-	15,000
Accrued management fees – related party (Note 2)	88,000	88,000
Notes payable- related party (Note 2)	100,000	100,000
Accrued interest - related party (Note 2)	91,263	81,263
Notes payable	600,000	182,630
Accrued interest	79,486	45,606
Deferred revenue	25,000	100,000

Total Current Liabilities	1,076,530	743,004

LONG-TERM LIABILITIES

Notes payable	-	400,000

LIABILITIES OF DISCONTINUED OPERATIONS (Note 7)	679,722	679,722

TOTAL LIABILITIES	1,756,252	1,822,726

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock: $0.001 par value 100,000,000 shares
authorized; 21,290,000 and 21,290,000 shares issued and
outstanding, respectively	21,290	21,290
Additional paid-in capital	1,837,173	1,877,113
Deferred equity compensation	-	(39,940)
Accumulated deficit	(3,567,043)	(3,588,323)

Total Stockholders’ Equity (Deficit)	(1,708,580)	(1,729,860)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$47,672	92,866

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008

REVENUES

Food and beverage sales	$74,464	$1,019,196
Franchise fees	92,500	130,000
Royalty and marketing fees	520,002	616,571
Equipment sales	-	54,322
Miscellaneous income	51,950	67,574

Total Revenues	738,916	1,887,663

COST OF SALES

Cost of food and beverage	36,832	830,594
Miscellaneous	22,648	50,890

Total Cost of Sales	59,480	881,484

GROSS PROFIT	679,436	1,006,179

EXPENSES

Marketing	18,727	79,442
Bad debt expense	6,924	45,927
Depreciation and amortization	-	8,581
Professional fees	158,145	311,266
Rent	-	25,581
Management fees	276,000	415,000
General and administrative expenses	82,626	153,784
Total Expenses	542,422	1,039,581

INCOME (LOSS) FROM OPERATIONS	$137,014	$(33,402)

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Continued)

	For the Year Ended December 31,
	2009	2008

OTHER INCOME (EXPENSES)

Interest expense	(81,317)	(73,937)
Gain (Loss) on litigation settlements	(34,417)	85,927

Total Other Income (Expenses)	(115,734)	11,990

INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	$21,280	$(21,413)

LOSS FROM DISCOUNTED OPERATIONS (NOTE 7)	-	(81,731)

NET INCOME (LOSS)	$21,280	$(103,143)

BASIC AND DILUTED NET INCOME (LOSS)
PER SHARE

Income (loss) per share on continuing operations	$0.00	$(0.00)
Income (loss) per share on discontinued operations	0.00	(0.00)

Net income (loss) per share	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING – BASIC AND DILUTED	21,290,000	21,290,000

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Deferred	Accumulated
	Shares	Amount	Capital	Compensaton	Deficit

Balance, December 31, 2007	21,290,000	$ 21,290	$ 1,877,426	$ (52,487)	$ (3,485,180)

Grant of stock options for deferred
equity compensation	-	-	24,225	(24,225)	-

Amortization of deferred equity
compensation	-	-	-	12,234	-

Cumulative effect of stock option
forfeitures	-	-	(24,538)	24,538	-

Net loss for the year ended
December 31, 2008	-	-	-	-	(103,143)

Balance, December 31, 2008	21,290,000	21,290	1,877,113	(39,940)	(3,588,323)

Cumulative effect of stock ended
forfeitures	-	-	(39,940)	39,940	-

Net income for the year ended
December 31, 2009	-	-	-	-	21,280

Balance, December 31, 2009	21,290,000	$ 21,290	$ 1,837,173	$ -	$ (3,567,043)

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) after discontinued operations	$21,280	$(103,143)

Less: Loss from discontinued operations	-	(81,731)

Net income (loss) before discontinued operations	21,280	(21,412)

Adjustments to reconcile net income (loss) to net cash used
by operating activities:
Amortization and depreciation	-	8,580
Bad debt expense	6,924	45,927
Amortization and depreciation	-	12,234
Amortization of deferred debt issuance costs	20,067	5,600
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(694)	50,277
Decrease in other assets	-	28,522
(Decrease) in deferred revenue	(75,000)	(40,000)
(Decrease) in accounts payable	(37,724)	(46,526)
Increase in accrued interest – related party	10,000	6,574
Increase in accrued interest	51,250	17,137
Increase (decrease) in accrued expenses	(15,000)	14,556

Net Cash Provided (Used) by Operating Activities	(18,897)	81,469

Net Cash Provided (Used) by Discontinued Operations	-	(38,779)

Total Net Cash Provided (Used) by Operating Activities	(18,897)	42,690

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable	-	(1,153)
Payments on notes payable – related parties	-	(49,465)

Net Cash Provided (Used) by Financing Activities	-	(50,618)

NET DECREASE IN CASH	(18,897)	(7,928)

CASH AT BEGINNING OF YEAR	59,925	67,853

CASH AT END OF YEAR	$41,028	$59,925

CASH PAID FOR INTEREST	$-	$44,625
CASH PAID FOR INCOME TAXES	$4,366	$6,389

The accompanying notes are an integral part of these financial statements

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

Melt (California), Inc. is a wholly owned subsidiary (hereinafter referred to as Melt (CA)) of Melt Inc. and was organized on August 6, 2003, under the laws of the State of California.  Melt (CA) was in the business of owning and operating corporate owned stores of which none were in existence during the year ended December 31, 2009,   managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007.  Melt (CA) ceased managing the construction of stores during September 2007.  All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of December 31, 2009 and 2008 (see note 6).

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada.  Melt (FA) is responsible for selling franchises to allow franchisee’s to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties.  To date, Melt (FA) has sold forty-nine franchises of which nineteen are operating, seventeen agreements have been terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, and thirteen have closed their operations.

b.     Depreciation

The cost of the equipment and property is depreciated over the estimated useful life of 5 and 7 years, respectively.  Depreciation is computed using the straight-line method beginning when the assets are placed in service.  During October 2008, the remaining property and equipment from the operations of Melt (CA) were deemed to be permanently impaired and scrapped.  As a result, in 2008 the Company recognized a loss on disposal of $28,487 in its loss from discontinued operations.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

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

f.     Income (Loss) Per Common Share

The computation of basic income (loss) per share of common stock is based on the weighted average number of shares of common stock outstanding during the periods presented.

	For the Year Ended December 31,
	2009	2008

Income (loss) from continuing operations	$21,280	$(21,412)
Loss from discontinued operations	-	(81,731)

Net income (loss)	$21,280	$(103,143)

Weighted average shares	21,290,000	21,290,000

Income (loss) per share from continuing
operations	$0.00	$(0.00)
Income (loss) per share from discontinued
operations	0.00	(0.00)

Net income (loss) per share	$0.00	$(0.00)

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

f.     Basic Income (Loss) Per Common Share (Continued)

The computation of diluted earnings per share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. No options or warrants were outstanding at December 31, 2009. There is $400,000 in convertible debt plus $42,750 in related accrued interest that was not included in the computation of the weighted average number of shares because the effect would have been anti-dillutive.

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

Net deferred tax assets / liabilities consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL Carry forward	$1,049,940	$1,089,400
Allowance for doubtful accounts	2,340	-
Related Party Accruals	69,913	66,000
Section 179 Expense Carry Forward	-	-

Deferred tax liabilities:
Depreciation	-	(16,200)

Valuation allowance	(1,122,193)	(1,139,200)

Net deferred tax asset	$-	$-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -          ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

         g.     Income Taxes

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Book income (loss)	$8,299	$(40,225)
Related party accruals	3,900	3,290
Depreciation & Amortization	-	(1,670)
Lease obligation contingencies	-	45,920
Stock for expenses	-	4,770
Sale of assets	-	(9,860)
Debt Issuance	7,823	2,184
Meals & entertainment	760	1,550
State Tax Expense	(624)	(624)
Deferred Equity Compensation	-	4,890
Change in allowance	1,755	-
NOL Utilization	(21,915)	(10,225)
Valuation Allowance	-	-

Income Tax Expense	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $2,600,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2009 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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
December 31, 2009 and 2008

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$-
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-

Settlements	-
Balance at December 31, 2009	$-

h.     Revenue Recognition

The Company’s revenues are derived primarily from franchisee fees, royalties and marketing fees from franchise owned stores, and previously from the sale of food and beverages to franchise owned stores, and from the sale of the operation of corporate owned retail stores, including revenue from store development, acquisition and construction services on behalf of its franchisees.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -       ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

h.     Revenue Recognition (Continued)

Food and Beverage

Revenue from the sale of food and beverages at corporate owned stores and to franchisees is recognized as products are sold and when all rights and obligations of the Company have been met. As of October 01, 2008 the company ceased selling food and beverages to franchisees and has no corporate owned stores.

Franchise Fee Revenue

The Company’s franchise agreements require an initial franchise fee of $25,000 and have a 10 year term with two five year options.  The agreements also call for weekly royalty payments of six percent and a one percent marketing fee.

Revenue from initial franchise fees are recognized when the Company has completed its obligations to the franchisee, the franchise store has opened and there is (a) no remaining obligation or intent to refund an amounts paid, (b) substantially all of the initial services required by the Franchise Disclosure Document have been performed, and (c) there are no other material conditions or obligations related to substantial performance.  Franchise fees collected for franchise agreements that are ultimately terminated are recognized as revenue only when the Company has met its obligations under the Uniform Franchise Offering Circular and there are no material conditions or obligations remaining.  During the years ended December 31, 2009 and 2008, the Company recognized $92,500 and $130,000 in franchise fee revenue, respectively.

Revenue from continuing royalties and marketing fees, which are based on a percentage of net sales from franchised restaurants, are recognized as income is earned and when it becomes receivable from the franchisee.

Deferred Revenue

As of December 31, 2009 and 2008, the company maintained deferred revenue of $25,000 and $100,000, respectively.  This represents franchise fees received, which have not been recognized as revenue.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

h.	Revenue Recognition (Continued)

Miscellaneous

Miscellaneous finder and professional fees revenue consists of services performed by the Company for franchise store design, lease review and site finders fees.  The revenue from these professional fees is recognized as services are performed and when all rights and obligations of the Company have been met.

i.	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of royalties owing.

The Company recognizes allowances for doubtful accounts to ensure receivables are not overstated due to uncollectibility. Bad debt reserves are maintained for customers in the aggregate based on a variety of factors, including the length of time receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of potential uncollectibility.  The allowance for doubtful accounts on continuing operations was $6,000 and $1,005.

j.      Newly Issued Accounting Pronouncements

In September 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The FASB established the ASC as the single source of authoritative non-governmental United States Generally Accepted Accounting Principles (“GAAP”), superseding various existing authoritative accounting pronouncements. It eliminates the previous GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue an Accounting Standards Update (“ASU”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the ASC, provide background information about the guidance and provide the bases for conclusions on the change(s) in the ASC. Unless needed to clarify a point to readers, we will refrain from citing specific section references when discussing application of accounting principles or addressing new or pending accounting rule changes.

In October 2009, the FASB issued an ASU that amended the accounting rules addressing revenue recognition for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -       ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j.      Newly Issued Accounting Pronouncements (Continued)

services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting provided the deliverables meet certain criteria. Additionally the
ASU provides for elimination of the use of the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables based on their relative selling price. A hierarchy for estimating such selling price is included in the update. This ASU will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. We do not believe this update will have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued an ASU that provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,
2010. Early adoption is permitted. We do not believe this update will have a significant impact on our consolidated financial statements.

In September 2009, the FASB issued an ASU providing clarification for measuring fair value when a quoted price in an active market for the identical liability is not available. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This ASU is effective for fiscal periods beginning after August 27, 2009. The adoption of this ASU did not have a material impact on our consolidated financial statements.

In May 2009, the FASB established the standards for accounting for and disclosure of subsequent events. It defines subsequent events as those events or transactions that occur after the balance sheet date, but before the financial statements are issued or available to be issued. The statement defines subsequent events as either recognized or non-recognized and requires the date through which an entity evaluates subsequent events be disclosed. We adopted this guidance in June 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (Continued)

j.      Newly Issued Accounting Pronouncements (Continued)

after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.
We adopted the provisions of this amendment as of June 30, 2009. The adoption of these amended disclosure rules did not have a material impact on our consolidated financial statements.

Effective October 1, 2008, we adopted standards and related applicable amendments regarding fair value measurement. In this standard, the FASB defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, rather it applies to existing accounting pronouncements that require or permit fair value measurements. The FASB first amended the statement to exclude guidance regarding leases and certain other lease-related accounting pronouncements. A second amendment delayed the effective date for nonfinancial assets and nonfinancial liabilities, except for items that are already recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. A third amendment clarifies the application of this statement in determining the fair value of financial assets and liabilities in a market that is not active and provides examples to illustrate key considerations in determining such fair value. Lastly, the fourth amendment provides additional guidance on estimating decreased in relation to normal market activity for the asset and liability. The adoption of this standard did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued guidance requiring enhanced disclosures about derivative and hedging activities. These disclosures should enable financial statement users to understand how and why a company uses derivative instruments and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted this guidance in January 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance regarding business combinations, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and the goodwill acquired. We adopted this guidance in January 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

k.     Advertising and Marketing

The Company follows the policy of charging the costs of marketing and advertising to expense as incurred.  Marketing and Advertising expense for the years ended December 31, 2009 and 2008 was $18,727 and $79,442, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 -        ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES (continued)

l.     Share Based Payment

The Company accounts for the issuance of stock, stock options, stock warrants and other share based payment arrangements and the compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. The Company has authorized up to 3,000,000 securities under its Equity Compensation Plans, of which 0 and 700,000 stock options were issued and outstanding at December 31, 2009 and 2008, respectively.

m.     Principles of Consolidation

The consolidated financial statements include the amounts of Melt Inc. and its wholly owned subsidiaries, Melt (California) Inc., and Melt Franchising LLC. All material inter-company accounts and transactions have been eliminated.

n.     Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method of valuation.  The Company held no inventory at December 31, 2009 and 2008.

o.     Long Lived Assets

Long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Discontinued operations include all components of the Company with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

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
December 31, 2009 and 2008

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

      r.     Reclassification

Certain balances from 2008 have been re-classed to be consistent with the 2009 presentation.

NOTE 2 -	RELATED PARTY TRANSACTIONS

Related Party Payables

As of December 31, 2009 and 2008, the Company has accrued management fees to the Company’s President in the amount of $88,000 and $88,000, respectively.

As of December 1, 2007, all employees of the Company were transferred to the employment of Chill Inc. and are paid by Chill Inc., who charges to the Company in the form of a management fee. The Company expensed $276,000 and $415,000 under this arrangement for the years ended December 31, 2009 and 2008, respectively.

Notes Payable

As of December 31, 2009 and 2008, the Company had a note payable to its President totaling $100,000 and $100,000, respectively.  The note is unsecured, due on demand and accrues interest at 10% per annum.  During the year ended December 31, 2008, the Company repaid $49,465 of principle on this note.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 2 -	RELATED PARTY TRANSACTIONS (continued)

Notes Payable (continued)

Interest expense accrued on the note was $91,263 and $81,263 at December 31, 2009 and 2008, respectively.  Related party interest expense was $10,000 and $10,000 for the years ended December 31, 2009 and 2008, respectively.

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

The Company has three non cancelable operating leases for stores which it subleases to franchisees in California and one store lease in California that it is the guarantor.  The leases have terms of up to 10 years, call for monthly rental payments of between $4,000 and $6,500 and are subject to annual consumer price index inflation increases.  The leases contain no renewal options.

The following is a schedule by years of minimum future rentals on the above mentioned four operating leases:

Year ended December 31:

2010	$274,804
2011	276,829
2012	207,438
2013	209,587
2014	99,083
Thereafter	-

Total	$1,067,741

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -        COMMITMENTS AND CONTINGENCIES (Continued)

Operating Leases (Continued)

On July 2, 2007 the Company entered into a settlement agreement with its St Louis, Missouri franchisee.  The settlement covers one store and a franchise agreement for a second store as well as two sublease agreements.  As part of this settlement the Company is now liable for the rent payment on these two stores and has notified the landlord that it intends to terminate the leases.  Accordingly, the Company has accrued an estimated lease settlement amount of $150,000 for these leases in accrued expenses of discontinued operations at December 31, 2009.

During the year ended December 31, 2007, the Company notified lessors of one store in Florida, one store in Massachusetts, one store in Philadelphia and one store in Louisiana that it intends to cancel its non cancellable lease and has accrued a total of $236,000 in expected settlement costs related to these leases in accrued expenses of discontinued operations at December 31, 2009.

Litigation

Melt Franchising, LLC and Melt (California), Inc. v. Steven A. Field, M.D., MMS Coconut Point, LLC, and MMS King of Prussia Court, LLC (Respondents).

On March 18, 2007, we and Melt CA filed a demand for arbitration against Steven A. Field, MD., MMS Coconut Point, LLC and MMS King of Prussia Court, LLC (collectively, “Field”) seeking a finding and/or declaration of entitlement to terminate Field’s four franchise agreements.  We and Melt CA also seek unpaid royalties and advertising contributions; rent and other charges due under a sublease with Melt CA; an amount equal to all unpaid construction invoices; an amount equal to all unpaid invoices for products purchased by Field; and costs and expenses of arbitration and attorneys’ fees.  As of December 31, 2009, the demand is still pending.

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

On September 19, 2007, six of our franchisees filed a putative class action lawsuit against us, our affiliates, our officers and some of our employees in which the franchisees allege that we fraudulently induced the franchisees to enter into franchise agreements by misrepresenting facts about the franchise opportunity.  The lawsuit sought injunctive relief and damages, in

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -        COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

an unspecified amount, under several state franchise acts, restitution and injunctive relief under various provisions of the California Unfair Business Practices Act, damages and injunctive relief under the “Cartwright” Act, and damages for fraud, interference with prospective economic advantage, and unjust enrichment and declaratory relief. On or about June 30, 2008, the Court dismissed the plaintiffs’ lawsuit. On or about August 26, 2008, the Plaintiffs filed a Notice of Appeal. Kang Won Lee, You & Lee Enterprises Inc, Yon Ho Kim and Young Suk Kim have withdrawn their appeals. The outcome of the appeal should be known towards the end of the March 2010.

Melt Franchising, LLC v. PMI Enterprises, Inc. and John Flannery.

On June 24, 2008, we filed an ex parte application for a temporary restraining order and preliminary injunction against PMI Enterprises, Inc. and John Flannery for significant violations of the franchise agreement.  On August 18, 2008, the Court granted our motion for a preliminary injunction and ordered the parties to allow us to assume management of the store, cease using our marks, assign the parties’ lease for the store to us, and required the parties to sell all or any portions of the assets.  On September 4, 2008, the parties filed counterclaims for injunctive relief, restitution, fraud, unjust enrichment, and declaratory relief.  Melt filed a Motion to Dismiss the parties’ counterclaims and on January 9, 2009, the Court dismissed all of the parties’ California claims and asked the parties to amend their complaint. The case against John Flannery has been dismissed as the defendant has been declared bankrupt, and the case against PMI is on hold as PMI has a bankruptcy application has been made.

Jong Han v. Melt, Inc., Melt (California), Inc., Melt Franchising, LLC, Clive V. Barwin, Brandon Barwin, Michael Zorehkey, Rick Zorehkey, Eddie Ollman, and Alin Cruz.

On August 22, 2008, Jong Han filed a Complaint against us similar to the purported class action suit that was dismissed by the Court.  On or about December 8, 2008, the Court granted our motion to compel arbitration. On October 20, 2009 the plaintiff dismissed the case. On January 28, 2010 the court ordered the plaintiff to pay fees and costs to Melt in the amount of $29,783.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -        COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

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

Mayflower Emerald Square LLC v. Melt Inc and Melt (California), Inc.

In October 2008, Mayflower Emerald Square LLC filed a complaint against both Melt CA and our company for early termination of a lease in North Attleboro, MA. The lease was signed by Melt CA only, however, the plaintiff claims Melt Inc was acting as an agent of Melt CA and thus has named Melt Inc. as a defendant. Discovery is expected to commence before March 30, 2010.

Braintree Property Associates LP v Melt Inc, Melt Franchising LLC and Clive Barwin (Melt

On April 2, 2009, Braintree Property Associates LP (landlord) filed suit against Melt which alleges that Melt made a verbal representation to landlord that Melt would be assuming obligations of a lease made between landlord and a former Melt (FA) franchisee. Melt has filed a motion to dismiss, which was not granted by the court. Discovery is expected to commence before March 30, 2010.

Coconut Point Developers LLC (Coconut Point) v Melt (California) Inc

In September 2007 Coconut Point filed a complaint against Melt (California) Inc for early termination of a lease in Naples, Florida. Melt (California) Inc decided not to defend the case, as a result on November 20th, 2008 the court ordered costs and damages in favor of Coconut Point in the amount of approximately $801,500 plus interest at an annual rate of 11%. This amount plus interest has not been included in Liabilities of Discontinued

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 -        COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)

Operations as management considers that the amount in Liabilities of Discontinued operations is adequate to cover settlement of all amount owing by Melt (California) if a settlement was to be made.

Del Amo Fashion Center Operating Company LLC (Del Amo)  v Melt (California) Inc and Does 1 to 10 inclusive (Melt)

On January 22, 2010 Del Amo filed a complaint against Melt (California) Inc and Does 1 to 10 for early termination of a lease in Redondo Beach, California, claiming past due and future rents pursuant to the lease of $1,032,385. To date Melt (California Inc) has not responded to the complaint.

Gain (Loss) on settlement of dispute

On April 15, 2008, the company settled a dispute with one of its franchisees for the amount of $85,000. The dispute arose based upon the franchisee’s breach of the non-competition clause in the franchise agreement.

On March 29, 2009, our company agreed to settle a dispute with Yon Ho Kim and Young Suk an ex franchisee for an amount of $30,000.

On October 20th, 2010, our company agreed to settle a dispute with Westfield LLC for the early termination of a lease at Connecticut Post, CT for an amount of $5,575.

NOTE 4 -        OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS

Employee Stock Options

On April 2, 2007, the Company issued 1,720,000 stock options to employees with an exercise price of $0.40. The options had a five year term and vested over a 4 year period at a rate of 25% per year.  The options terminated upon leaving the Company prior to vesting, as such, nine employees have either resigned or been terminated and forfeited a total of 1,520,000 options through December 31, 2009.

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

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 -       OUTSTANDING STOCK PURCHASE WARRANTS AND OPTIONS (Continued)

Employee Stock Options (Continued)

December 31, 2009.

During March 2009, Josiah Puder, resigned as Vice President and General Counsel of the Company, forfeiting options to purchase 500,000 shares of common  stock.  As a result, $20,591 in previously deferred compensation expense was reversed against additional paid in capital.

The Company initially deferred $196,488 in calculated fair value on the above mentioned stock options. As a result of forfeitures being in excess of original expected amounts, the Company recorded cumulative effect adjustments related to the excess forfeitures as reductions of deferred equity compensation and additional paid-in capital of $39,940,  $24,538 and $107,665 during the years ended December 31, 2009, 2008 and 2007, respectively.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized $0, $12,233 and $12,112 in expense associated with the options, respectively.

A summary of the status of the Company’s outstanding stock options as of December 31, 2009 and 2008 is presented below:

Weighted
		Average	Average
	Options	Exercise Price	Fair Value
Outstanding, December 31, 2008	700,000	$0.34	$0.17
Issued	-	-	-
Exercised	-	-	-
Forfeited	(700,000)	0.34	0.17
Expired	-	-	-

Outstanding, December 31, 2009	-	$-	$-

Exercisable, December 31, 2009	-	$-	$-

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 -        CONVERTIBLE DEBT

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

The Company failed to make the required quarterly interest payment on the convertible note payable.  As such, the convertible note and accrued interest are now due upon demand and the principal amount has been reclassified to a current liability as of September 30, 2009.

As a result of the receipt of funds under the Commission Agreement, the Company incurred $28,000 in debt issuance costs.  As of December 31, 2008, $20,067 of the debt issuance costs were unpaid and accrued and had been amortized over the stated redemption date of the related debt issuance of five years until the note was scheduled to come due.  However, as the convertible note payable is now past due, the balance of the debt issuance costs were expensed in 2009.  Amortization of debt issuance costs totaled $20,067 and $5,600 for the years ended December 31, 2009 and 2008, respectively.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -        DISCONTINUED OPERATIONS

During the period ended September 2007, Melt (CA) elected to discontinue the operations relating to store construction, store procurement and it’s “store in a box” program, due to continuing losses.

All assets, liabilities and operating results relating to these segments are therefore included in discontinued operations as of December 31, 2009 and 2008.  The following is an unaudited summary of the assets and liabilities related to discontinued operations of construction activities:

	December 31,
	2009	2008
CURRENT LIABILITIES
Accounts Payable	$154,722	$154,722
Accrued expenses	525,000	525,000

Total Current Liabilities	$679,722	$679,722

The following is a summary of the loss from discontinued operations resulting from the discontinuation of construction activities:
	For the Years Ended December 31,
	2009	2008
COST OF SALES
Franchise stores construction/equipment costs	$-	$3,632

EXPENSES
Bad debt	-	24,523
Rent	-	124,238
Total Expenses	-	148,761

INCOME (LOSS) FROM OPERATIONS	-	(152,393)

OTHER INCOME (EXPENSES)
Loss on disposal of assets		(25,987)
Gain on settlement of liabilities	-	96,649

Total Other Income (Expenses)	-	70,662

LOSS FROM DISCONTINUED OPERATIONS	$-	$(81,731)
The following is a summary of the cash flows from discontinued operations resulting from the discontinuation of construction activities.

MELT INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 -	DISCONTINUED OPERATIONS (CONTINUED)

	For the Year Ended December 31,
	2009	2008
CASH FLOWS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations	$-	$(81,731)

Adjustments to reconcile net loss to net cash used by discontinued operations:
Bad debt expense	-	24,523
Loss on store construction	-	231,056
Loss on disposal of fixed assets	-	28,487
Gain on disposal of debt	-	(58,842)
Changes in discontinued assets and liabilities:
Decrease in receivables	-	30,824
(Decrease) in accounts payable	-	(99,790)
Increase in accrued expenses	-	117,750

Net Cash Used by Discontinued Operations	$-	$(38,779)

NOTE 7 -        NOTES PAYABLE AND NOTES PAYABLE RELATED PARTIES

Notes payable consisted of the following at December 31:
	2008	2009
Note payable to an officer and director, 10% interest
per annum, unsecured, due upon demand.	$100,000	$100,000
Note payable to an individual, 10% interest per
annum, unsecured, due upon demand.	100,000	82,630
Note payable to an individual, 14.5% interest per
annum, unsecured, due on demand.	100,000	100,000
Convertible note payable, interest payable monthly
at the rate of prime plus 3%, secured by assets of the
Company, due five years from the date of issuance.	400,000	400,000

Total Notes Payable	$700,000	$682,630

All of the above notes and convertible note are all due upon demand and are classified as current liabilities as of December 31, 2009.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have not changed our auditors since our last year end and we have not had any disagreements with our auditors.

Item 9A.	Controls and Procedures

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

As of December 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the twelve month period ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with, with the exception of the following:

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly Senior Officers, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws.  Any Senior Officer, who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company.  Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter.  It is against our policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics as filed with the Securities and Exchange Commission is incorporated by reference as Exhibit 14.1 to this annual report.  We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request.  Requests can be sent to: Melt, Inc., 31556 Loma Linda, Temecula, CA, USA 92592.

Item 11.	Executive Compensation

The particulars of the compensation paid to the following persons:

•	our principal executive officer;

•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2009 and 2008; and

•
up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Clive Barwin President CEO, Secretary and Director(1)	2009 2008	27,500 36,000	- -	- -	- -	- -	- -	- -	27,500 36,000
Brandon Barwin Vice President(2)	2009 2008	85,000 10,0000	- -	- -	- -	- -	- -	- -	85,000 100,000

 (1)           Clive Barwin became our President, Chief Executive Officer and Secretary on July 18, 2003.  All 2007 compensation has been deferred.

 (2)           Brandon Barwin became our Vice President on August 1, 2003.

The above named officers were not paid directly by the company, they were paid by Chill, Inc. which has entered into a management contract with the company.

Stock Options/SAR Grants

During the year ended December 31, 2009, we did not grant any stock options to any directors or officers.  On April 1, 2008, we issued 500,000 stock options to Josiah Puder, a consultant of our company.  Each of the options were exercisable for a period of five years at an exercise price of $0.195.

Aggregated Option Exercised in Last Fiscal Year and Fiscal Year-End Values

There were no options exercised during our fiscal year ended December 31, 2009 or December 31, 2008 by any officer or director of our company.

Outstanding Equity Awards at Fiscal Year End

There were not equity awards outstanding at December 31, 2009:

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings.  We have not paid any director's fees or other cash compensation for services rendered as a director since our inception to December 31, 2009.

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

The following table sets forth, as of December 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Shares of Common Stock(1)
Clive Barwin 15852 River Trail Rancho Santa Fe, CA 92067	2,855,000(2)	13.41%
Brandon Barwin 31556 Loma Linda Rd, Temecula, CA 92592	950,000	4.46%
Glynis Sive 15852 River Trail Rancho Santa Fe, CA 92067	1,980,000(2)	9.30%
The Norwood Trust 1st Floor, 299 Oxford Street London W1C 2DZ, England	1,800,000	8.45%
Directors and Officers as a Group (2 individuals)	5,805,000(2)	17.87%

(1)         Based on 21,290,000 shares outstanding as of December 31, 2009.

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

Our company currently owes Clive Barwin, our president, $100,000 for monies advanced, $88,000 for salaries accrued plus $91,263 for interest owing on these two amounts.

Our promoter is our president, chief executive officer and director, Clive Barwin.

Chill, Inc whose shareholders are Clive Barwin and Brandon Barwin billed Melt Franchising, LLC $276,000 for management fees as per contract entered into on December 01, 2007.

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

The aggregate fees billed or to be billed for the most recently completed fiscal year ended December 31, 2009 and for fiscal year ended December 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$18,000	$17,250
Audit Related Fees	$Nil	$Nil
Tax Fees	$135	$3,960
All Other Fees	$Nil	$Nil
Total	$18,135	$21,210

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
Date: March 22, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Clive Barwin
By: Clive Barwin
President, CEO, CFO, Secretary and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: March 22, 2010
/s/ Brandon Barwin
By: Brandon Barwin
Vice-President and Director
Date: March 22, 2010