Form 10-Q
period 2018-09-30
MELT INC
filed 2018-10-30
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2018

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

MELT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave., Oceanside, NY 11572

 (Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The number of shares of registrant’s common stock outstanding as of October 17, 2018 was 99,290,000.

FORM 10-Q

MELT, INC.

September 30, 2018

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)	5
	Condensed Balance Sheets as of December 31, 2017 and September 30, 2018	6
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2017 and through the nine months ended September 30, 2018	7

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2018	8
	Notes to Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 1A	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosures	17
Item 5.	Other Information	17
Item 6.	Exhibits	18
	Signature	19

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I. FINANCIAL INFORMATION

MELT, INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

MELT INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,500	$—
Total current assets	5,500	—

TOTAL ASSETS	$5,500	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Related party notes payable	33,520	—
Notes payable – Related Party	68,305
Total current liabilities	101,825	—

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 99,290,000 and 20,000,000 shares issued and outstanding in September 30, 2018 and December 31, 2017, respectively	99,290	20,000
Additional paid in capital	1,837,173	556,833
Accumulated deficit	(2,032,788)	(576,833)
Total stockholders’ deficit	(96,325)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,500	$—

The accompanying notes are an integral part of these financial statements.

MELT INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

	$—	$—	$—	$—

Operating expenses
Professional fees – related party	146,305	—	146,305	—
Legal fees	5,025	—	10,325	—
Audit and accounting fees	7,800	—	7,800	—
Transfer agent fees	—		1,710
Registration fees	4,000	—	8,185	—
Total operating expense	163,130	—	174,325	—

Loss from operations	(163,130)	—	(174,325)	—

Net loss	$(163,130)	$—	$(174,325)	$—
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	98,424,200	21,000,000	47,030,000	21,000,000

The accompanying notes are an integral part of these financial statements.

MELT INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES:

Net loss	$(174,325)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:

Shares issued for services	78,000	—

NET CASH USED IN OPERATING ACTIVITIES	(96,325)	—

FINANCING ACTIVITIES:
Proceeds from Notes payable – related party	68,305	—
Proceeds from Related party loan	33,520	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,825	—

NET INCREASE IN CASH	5,500	—

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$5,500	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Notes payable issued for services	68,305	—

The accompanying notes are an integral part of these financial statements.

MELT INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2018 and DECEMBER 31, 2017

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

This summary of significant accounting policies of Melt Inc. and its Subsidiaries is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

On June 27, 2018, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Melt Inc., proper notice having been given to the officers and directors of Melt, Inc. There was no opposition.

On June 28, 2018, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

The accompanying financial statements are prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”). The Company is a development stage enterprise devoting substantial efforts to establishing a new business, financial planning, raising capital, and research into products which may become part of the Company’s product portfolio. The Company has not realized significant sales through since inception. A development stage company is defined as one in which all efforts are devoted substantially to establishing a new business and, even if planned principal operations have commenced, revenues are insignificant.

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital, or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the continuation of the Company as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and is dependent on debt and equity financing to fund its operations. Management of the Company is making efforts to raise additional funding until a registration statement relating to an equity funding facility is in effect. While management of the Company believes that it will be successful in its capital formation and planned operating activities, there can be no assurance that the Company will be able to raise additional equity capital or be successful in the development and commercialization of the products it develops or initiates collaboration agreements thereon. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Note 3 – Summary of significant accounting policies

Cash and Cash Equivalents

For purposes of reporting within the statements of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Property and equipment

Property and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC Topic 740, Income Taxes. Under FASB ASC Topic 740, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry- forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the reliability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value Measurement

The Company values its convertible notes and amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 - Valuations for assets and liabilities that can be obtained from readily available pricing sources via independent providers for market transactions involving similar assets or liabilities. The Company’s principal markets for these securities are the secondary institutional markets, and valuations are based on observable market data in those markets.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. The Company uses Level 3 to value its derivative instruments.

Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718 Compensation - Stock Compensation (“ASC 718”). ASC 718 addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans and stock incentive shares. Under ASC 718 awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations.

Subsequent Event

The Company evaluated subsequent events through the date when financial statements are issued for disclosure consideration.

Adoption of Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The Company has applied this guidance retrospectively to all prior periods presented in the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

In March 2016, the FASB issued an accounting standards update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures

In August 2016, the FASB issued an accounting standards update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The Company is still evaluating the impact that the new accounting guidance will have on its financial statements and related disclosures.

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2010 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2010 the most current year since operations shutdown based on the accumulated records obtained to date through the second quarter 2018.

Note 5 – Notes payable

On July 03, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, David Lazar in exchange for services valued at $68,305. The note bears an interest of 3% and matures in 180 days from the date of issuance.

Note 6 – Common Stock

On July 03, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001 for services valued at $78,000 to the Company’s Chief Executive Officer, David Lazar.

Note 7 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through October 17, 2018, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

Melt, Inc. (“Melt”, or the “Company”) Melt Inc. was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

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

Melt Franchising LLC (hereinafter referred to as Melt (FA)) a wholly owned subsidiary was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) is responsible for selling franchises to allow franchisees to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. Melt (FA) sold forty-nine franchises of which nineteen were operating, seventeen agreements were terminated by the Company as a result of the franchisee’s not securing retail space or other reasons, and thirteen closed their operations. Melt discontinued operations in 2010.

On June 27, 2018, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as custodian for Melt Inc., proper notice having been given to the officers and directors of Melt, Inc. There was no opposition.

On June 28, 2018, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer and Director.

On July 3, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance.

On July 3, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001 for par value in cash and a promissory note issued on that same day for $68,305, to Custodian Ventures, LLC. In addition, David Lazar thereafter, published all of the missing filings with OTC Markets for the Company, so that it became current with Pink Sheets information. There was no party that requested such services. Prior to July 3, 2018, neither Custodian Ventures, LLC, nor David Lazar, held any shares of capital stock in the Company

On July 11, 2018, the Company terminated its registration with the Securities and Exchange Commission.

On August 13, 2018, the Company filed a Form 10-12G, which went effective on October 12, 2018.

The Company’s current business objective is to seek a business combination with an operating company. We intend to use the Company’s limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

●    may significantly reduce the equity interest of our stockholders;
●    will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and
●    may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:
●    default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;
●    acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

●    our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and
●    our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Melt has administrative offices located at 3445 Lawrence Ave., Oceanside, NY 11572. Mr. Lazar, our sole office and director, provides the office on a rent-free basis.

Melt’s fiscal year end is December 31.

Critical accounting policies and estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

For the nine months ended September 31, 2018 compared to the year ended December 31, 2017

Revenue

For the nine months ended September 30, 2018, the Company generated $0 in revenues. For the year ended December 31, 2017, the Company generated $0 in revenues.

Expenses

For the nine months ended September 30, 2018, we incurred operating expenses of $174,325. For the year ended December 31, 2017, we incurred operating expenses in the amount of $0. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company’s Form 10-12G with the Securities and Exchange Commission as well as non-cash related party professional fees paid to the Company’s custodian, David Lazar.

Net Loss

For the nine months ended September 30, 2018 we incurred a net loss of $174,325. The increase is due to increased accounting and legal fees incurred by the Company when preparing its Form 10-12G as well as non-cash related party professional fees paid to the Company’s custodian, David Lazar.

For the three months ended September 31, 2018 compared to the year ended December 31, 2017

Revenue

For the three months ending September 30, 2018, the Company generated $0 in revenues. For the year ended December 31, 2017, the Company generated $0 in revenues.

Expenses

For the three months ended September 30, 2018, we incurred operating expenses of $163,130. For the year ended December 31, 2017, we incurred operating expenses in the amount of $0. The increase is due to increased accounting and legal fees incurred by the Company when preparing its Form 10-12G as well as non-cash related party professional fees paid to the Company’s custodian, David Lazar.

Net Loss

For the three months ended September 30, 2018 we incurred a net loss of $163,130. We had net loss of $0 for the year ended December 31, 2017. The increase is due to increased accounting and legal fees incurred by the Company when preparing its Form 10-12G as well as non-cash related party professional fees paid to the Company’s custodian, David Lazar.

Liquidity and Capital Resources

As of September 30, 2018, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2018, we had $5,500 in cash. As of December 31, 2017, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by David Lazar, our sole officer and director, or an affiliated party.

During the next 12 months we anticipate incurring costs related to:

●    filing of Exchange Act reports.
●    franchise fees, registered agent fees, legal fees and accounting fees, and
●    investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

On September 30, 2018 and December 31, 2017, we have had $5,500 in current assets and $0 in current assets, respectively. As of September 30, 2018, we had $96,325 in liabilities and stockholders’ deficit, consisting of amounts due to related party. As of December 31, 2017, we had $0 in liabilities.

We had a negative cash flow from operations of $96,325 during the nine months ended September 30, 2018. We financed our negative cash flow from operations during the nine months ended September 30, 2018 through advances made by David Lazar.

We had $0 cash flow from operations during the nine months ended September 30, 2017.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director On July 3, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance. On July 3, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001 for par value in cash and a promissory note issued on that same day for $68,305, to Custodian Ventures, LLC.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have provided an unqualified audit opinion for the years ended December 31, 2017 and 2016 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of September 30, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2018 and 2017, and are included elsewhere in this registration statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELT, INC.

Date: October 30, 2018	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)