Form 10-K
period 2018-12-31
MELT INC
filed 2019-02-25
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 000-55973

MELT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3445 Lawrence Ave. Oceanside, NY 11572

(Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $1,277,400

The number of shares of registrant’s common stock outstanding as of February 15, 2019 was 99,290,000.

TABLE OF CONTENTS

Contents

Item 1. Business	1

Item 1A. Risk Factors	7
Item 6. Selected Financial Data	8
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	11
Item 8. Financial Statements and Supplementary Data	F-1
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	12
Item 9A. Controls and Procedures	12
Item 9B. Other Information
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
Item 15. Exhibits, Financial Statement Schedules

Item 1. Business

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (the “Annual Report”) contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs and the risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our audited financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars (US$) and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Melt” and “our company” mean Melt, Inc. and its consolidated subsidiaries, unless otherwise indicated.

Corporate Background

Our Corporate History and Background

General Background of the Company

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

On July 3, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001 for par value in exchange for settlement of related party debt in the amount of $9,596 cash and a promissory note issued on that same day for $68,305, by Custodian Ventures, LLC (managing member being David Lazar). The note bears an interest of 3% and matures in 180 days from the date of issuance. In addition, David Lazar thereafter, published all of the missing filings with OTC Markets for the Company, so that it became current with Pink Sheets information. There was no party that requested such services. Prior to July 3, 2018, Custodian Ventures, LLC held a minimal number of shares of capital stock in the Company

On July 11, 2018, the Company terminated its registration with the Securities and Exchange Commission.

Mr. Lazar is considered, and shall be treated as, a promoter for the Company.

Mr. Lazar has limited experience with blank check companies, which may cause the Company to miss out on potential business combination opportunities. Mr. Lazar owes fiduciary duty to other corporations engaged in a substantially similar business as the Company. There are no specific guidelines regarding which blank check company will get a preference as to any identified business combination opportunities. Each prospective business combination target will be presented with all of the blank check companies controlled by Mr. Lazar that remain available for such a combination. Mr. Lazar shall likely defer to the company offering the business combination opportunity.

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol MLTC. There is currently trading market in the Company’s shares. There can be no assurance that there will be an active trading market for our securities will continue following the effective date of this registration statement under the Exchange Act. In the event that an active trading market continues, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●    costs associated with pursuing a new business opportunity;
●    growth potential of the new business opportunity;
●    experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;
●    necessary capital requirements;
●    the competitive position of the new business opportunity;
●    stage of business development;
●    the market acceptance of the potential products and services;
●    proprietary features and degree of intellectual property; and
●    the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock trades on the OTC Pink Sheet Market. There is an active market maker in our common stock. However, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Management owns 78.56% of the issued and outstanding shares of common stock and 100% of the issued and outstanding preferred shares of the Company, and will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our Management will consider, among other factors, the following:

●    financial condition and results of operation of the target company;
●    growth potential;
●    experience and skill of Management and availability of additional personnel;
●    capital requirements;
●    competitive position;
●    stage of development of the products, processes or services;
●    degree of current or potential market acceptance of the products, processes or services;
●    proprietary features and degree of intellectual property or other protection of the products, processes or services;
●    regulatory environment of the industry; and
●    costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our Management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct a due diligence review which will encompass, among other things, meetings with incumbent Management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. However, there can be no assurance that the Internal Revenue Service or applicable state tax authorities will necessarily agree with the tax treatment of any business combination we consummate.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●    subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●    result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to man age a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2018 and 2017, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

David Lazar, our Chief Executive Officer, is our sole executive officer. Mr. Lazar is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as he deem reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time he will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination.

Prior to being granted custodianship of the Company, Mr. Lazar had no previous experience with blank check companies. Mr. Lazar has also recently been granted custodianship of Shentang International, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies and both of which have recently filed a Form 10.

Conflicts of Interest

The Company’s Management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if Management would devote full time to the Company’s affairs. Management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, Management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, Management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that the Company’s Management has multiple business affiliations, our Management may have legal obligations to present certain business opportunities to multiple entities. In the event that a conflict of interest shall arise, Management will consider factors such as reporting status, availability of audited financial statements, current capitalization and the laws of jurisdictions. If several business opportunities or operating entities approach Management with respect to a business combination, Management will consider the foregoing factors as well as the preferences of the Management of the operating company. However, Management will act in what it believes will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with Management.

Description of Property and Facilities

The Company’s corporate office is located at 3445 Lawrence Avenue, Oceanside, NY 11572, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 1A. Risk Factors

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As an “emerging growth company”, we are not required to provide the information required by this Item.

Item 2. Properties

The Company’s corporate office is located at 3445 Lawrence Avenue, Oceanside, NY 11572, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

Item 3. Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “SHNL”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2018	$0.05	$0.03
September 30, 2018	$0.07	$0.03
June 30, 2018	$0.07	$0.002
March 31, 2018	$0.004	$0.001
December 31, 2017	$0.004	$0.001
September 30, 2017	$0.001	$0.001
June 30, 2017	$—	$—
March 31, 2017	$—	$—

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 W. Liberty St., Suite 880, Reno, NV 89501, Phone (775) 322-0626.

Holders of Common Stock

As of February 15, 2019, we had approximately 74 registered shareholders holding 99,290,000 shares of our common stock.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Our directors will determine if and when dividends should be declared and paid in the future based on our financial position at the relevant time. All shares of our common stock are entitled to an equal share of any dividends declared and paid.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par $0.001 for shares valued at $78,000 in exchange for settlement of a portion of the related party loan in the amount of $9,695 and a promissory note issued to the Company in the amount $68,305.

The issuance was completed pursuant to Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

As an “emerging growth company” we are not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2017 compared to the year ended December 31, 2018

Revenue

For the year ended December 31, 2017, the Company generated $0 in revenues. For the year ended December 31, 2018, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2017, we incurred operating expenses in the amount of $0. For the year ended December 31, 2018, we incurred operating expenses of $42,276. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company’s Form 10 and periodic reports with the Securities and Exchange Commission.

Net Loss

We had net loss of $0 for the year ended December 31, 2017. For the year months ended December 31, 2018 we incurred a net loss of $42,276. The increase in net loss is due mainly to an increase in legal fees of $20,625, accounting and audit fees of $11,300 and increased registration and filing fees of $11,367.

Liquidity

As of December 31, 2018, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2018, we had $0 in cash. As of December 31, 2017, we had $0 in cash.

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

On December 31, 2018 and December 31, 2017, we have had $69,321 in current assets and $0 in current assets, respectively. As of December 31, 2018, we had $69,321 in liabilities and stockholders’ equity, consisting of Related party notes payable and Accounts payable and accrued expenses. As of December 31, 2017, we had $0 in liabilities.

We had a positive cash flow from operations of $36,912 during the year ended December 31, 2018, mainly due to issuance of common stock to related party. We financed our operations during the year ended December 31, 2018 through advances made by our CEO.

We had $0 cash flow from operations during the year ended December 31, 2017.The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Lazar, our sole officer and director. On July 3, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001, in exchange for settlement of a portion of the related party loan in the amount of $9,695 and a promissory note issued to the Company in the amount $68,305.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2018 and 2017, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2018 and 2017, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2018, our company has an accumulated deficit of $1,900,739. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended December 31, 2018, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As an “emerging growth company” we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Melt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Melt, Inc. (the "Company") as of December 31, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s minimal activities raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

February 22, 2019

MELT INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$69,321	$—
Total current assets	69,321	—

TOTAL ASSETS	$69,321	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	2,204	—
Related party notes payable	31,393	—
Total current liabilities	33,597	—

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share; 190,000,000 shares authorized; 99,290,000 and 21,290,000 shares issued and outstanding in December 31, 2018 and December 31, 2017, respectively	99,290	21,290
Additional paid in capital	1,837,173	1,837,173
Accumulated deficit	(1,900,739)	(1,858,463)
Total stockholders’ equity	35,724	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,321	$—

The accompanying notes are an integral part of these financial statements.

MELT INC.

STATEMENTS OF OPERATIONS

	December 31,
	2018	2017

	$—	$—

Operating expenses
Legal fees	20,625	—
Audit and accounting fees	11,300	—
Transfer agent fees	1,710	—
Registration fees	9,657	—
Total operating expense	43,292	—

Loss before other income	(43,292)	—

Other income (expense)
Interest income	1,016	—
Total other income (expense)	1,016

Net loss	$(42,276)	$—
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted	99,290,000	21,290,000

The accompanying notes are an integral part of these financial statements.

MELT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 31, 2018 AND DECEMBER 31, 2017

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Other Comprehensive Income	Totals
Balance – December 31, 2016	21,290,000	$21,290	$1,837,173	$(1,858,463)	$—	$—

Net Loss	—	—	—	—	—	—
Balance - December 31, 2017	21,290,000	21,290	1,837,173	(1,858,463)	—	—

Issuance of Common Stock to related party	78,000,000	78,000		—	—	78,000
Net Loss				(42,276)		(42,276)
Balance - December 31, 2018	99,290,000	99,290	1,837,173	(1,900,739)	—	35,724

The accompanying notes are an integral part of these financial statements.

MELT, INC.

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2018 and DECEMBER 31, 2017

	December 31,
	2018	2017
OPERATING ACTIVITIES:

Net loss	$(42,276)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:

Shares issued to related party	78,000	—

Changes in net assets and liabilities
Accounts payable and accrued expenses	2,204
Accrued Interest	(1,016)
NET CASH USED IN OPERATING ACTIVITIES	36,912	—

INVESTING ACTIVITIES
Note to related party	(68,305)	—
NET CASH USED IN INVESTING ACTIVITIES	(68,305)

FINANCING ACTIVITIES:
Payments on Related party notes payable	(9,695)	—
Proceeds from Related party notes payable	41,088	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	31,393	—

NET INCREASE IN CASH	—	—

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Note to related party	(68,305)	—
Payments on related party notes payable	(9,695)	—

The accompanying notes are an integral part of these financial statements.

MELT, INC..

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2018 and DECEMBER 31, 2017

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

Melt (California), Inc. was a wholly owned subsidiary (hereinafter referred to as Melt (CA)) of Melt Inc. and was organized on August 6, 2003, under the laws of the State of California and thereafter dissolved in 2010. Melt (CA) was in the business of owning and operating corporate owned stores of which none were in existence during the year ended December 31, 2009, managing the construction process for both corporate and franchisee owned stores, securing retail space for either corporate or franchise stores to operate from, as well as the sale and distribution of product to franchise owned stores until October 2007. Melt (CA) ceased managing the construction of stores during September 2007. All assets, liabilities and operating results related to store construction and retail leases are therefore included in discontinued operations as of December 31, 2009 and 2008.

Melt Franchising LLC (hereinafter referred to as Melt (FA)) was wholly owned subsidiary and was organized on February 2, 2005 under the laws of the State of Nevada. Melt (FA) was responsible for selling franchises to allow franchisees to own and operate stores trading under the name of Melt – gelato italiano, Melt – café & gelato bar and Melt – gelato & crepe café as well as the sale and distribution of product to franchisees, marketing and the collection of royalties. Melt (FA) sold forty-nine franchises prior to its incorporation being revoked by the Secretary of State of Nevada.

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

Note 2 – Summary of significant accounting policies

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

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-forward period under the Federal tax laws.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2010 and 2009, and expenses for the years ended December 31, 2010 and 2009, and cumulative from inception.  Actual results could differ from those estimates made by management.

Subsequent Events

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

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB’s new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The Company is still evaluating the impact that the new accounting guidance will have on its consolidated financial statements and related disclosures and has not yet determined the method by which it will adopt the standard.

 Note 3- Going Concern

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

Note 5 – Related party transaction

On July 03, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance.

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $9,695, and the promissory note issued to the Company in the amount $68,305.   As of December 31, 2018, a total of $69,321, which consists of principle of $68,305 and accrued interest of $1,016, is due to the Company.

During the year ended December 31, 2018, Custodian Ventures, LLC advanced a total of $41,088 to the Company for payment of registration, legal and accounting fees.  As of December 31, 2018, the company had a loan payable remaining of $31,393 to Custodian Ventures, LLC. This loan is unsecured, non-interest bearing, and has no specific terms for repayment.

Note 6 – Common Stock

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of the related party loan in the amount of $9,695 and a promissory note issued to the Company in the amount $68,305.

Note 7 – Income Taxes

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,628 which is calculated by multiplying a 21% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended December 31,	2018
Book loss for the year	$(42,276)

Adjustments:
Accrued expenses	2,204
Accrued Interest	(1,016)
Tax loss for the year	(41,088)

Estimated effective tax rate	21%
Deferred tax asset	$8,628

        Details for the last period are as follows:

For the period ended December 31,	2018
Deferred tax asset	$8,628
Valuation allowance	(8,628)
Current taxes payable	—
Income tax expense	$—

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2018 was $8,628 as itemized below:

Year	Amount	Expiration
2018	$8,628	2038

Note 8 – Restatement of Financial Statements

Our financial statements for the quarter ended September 31, 2018, as previously filed have been restated. The previously filed financial statements did not reflect the proper classification of a note receivable to the Company.  The note receivable was incorrectly reported as a notes payable, which resulted in the financial statements incorrectly recording consulting fees associated with that note.  Also the previously filed financial statements did not include certain legal expenses that had been incurred by the Company during the period.  The impact of this restatement on the Company’s financial statements for the quarter ended September 30, 2018, are reflected in the tables below:

BALANCE SHEET	Previously reported	Adjustment	Restated September 30, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,500	$(5,000)	$500
Notes receivable – related party		68,305	68,305
Total current assets	5,500	63,305	68,805

TOTAL ASSETS	$5,500	63,305	$68,805

CURRENT LIABILITIES:
Accounts payable and accrued expenses	—	5,000	5,000
Related party notes payable	33,520	—	23,825
Notes payable – Related Party	68,305	(68,305)	—
Total current liabilities	101,825	(63,305)	28,825

STOCKHOLDERS’ DEFICIT
Common stock	99,290	—	99,290
Additional paid in capital	1,837,173		1,837,173
Accumulated deficit	(2,032,788)	136,305	(1,896,483)
Total stockholders’ deficit	(96,325)	136,305	39,980

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,500	136,305	$68,805

STATEMENT OF OPERATIONS
	Previously Reported For the Three months ended September 30, 2018	Adjustment for the Three months ended September 30, 2018	Restated For the Three months ended September 30, 2018
	$—	$—	$—

Operating expenses
Professional fees – related party	146,305	(146,305)	—
Legal fees	5,025	—	5,025
Audit and accounting fees	7,800	—	7,800
Transfer agent fees	—	—	—
Registration fees	4,000	(3,000)	1,000
Total operating expense	163,130	(143,305)	13,825

Loss from operations	(163,130)	143,305	(13,825)

Net loss	$(163,130)	$143,305	$(13,825)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF OPERATIONS - continued
	Previously Reported For the Nine months ended September 30, 2018	Adjustment for the nine months ended September 30, 2018	Restated For the Nine months ended September 30, 2018
	$—	$—	$—

Operating expenses
Professional fees – related party	146,305	(146,305)	—
Legal fees	10,325	10,000	20,325
Audit and accounting fees	7,800	—	7,800
Transfer agent fees	1,710	—	1,710
Registration fees	8,185	—	8,185
Total operating expense	174,325	(136,305)	38,020

Loss from operations	(174,325)	136,305	(38,020)

Net loss	$(174,325)	$136,305	$(38,020)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted

STATEMENT OF CASHFLOWS
	Previously Reported For the Nine months ended September 30, 2018	Adjustment for the nine months ended September 30, 2018	Restated For the Nine months ended September 30, 2018
OPERATING ACTIVITIES:
Net loss	$(174,325)	$136,305	(38,020)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for services	78,000	(78,000)	—
Shares issued to related party		78,000	78,000

Changes in net assets and liabilities -
Accounts payable and accrued expenses	—	5,000	5,000

NET CASH USED IN OPERATING ACTIVITIES	(96,325)	141,305	44,980

INVESTING ACTIVITIES
Loan to related party	—	(68,305)	(68,305)
NET CASH USED IN INVESTING ACTIVITIES	—	(68,305)	(68,305)

FINANCING ACTIVITIES:
Proceeds from Notes payable – related party	68,305	(68,305)	—
Payments on related party loan	—	(9,695)	(9,695)
Proceeds from Related party loan	33,520	—	33,520
NET CASH PROVIDED BY FINANCING ACTIVITIES	101,825	(78,000)	23,825

NET INCREASE IN CASH	5,500	(5,000)	500

CASH – BEGINNING OF PERIOD	0	0	0
CASH – END OF PERIOD	$5,500	$(5,000)	500
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Non-cash investing and financing activities:
Notes payable issued for services	68,305
Shares issued to related party			68,305

Note 9 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through February 15, 2019, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Principal Accounting Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The framework our management uses to evaluate the effectiveness of our internal control over financial reporting is based on the guidance provided by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in its 1992 report: INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based on our evaluation under the framework described above, our management has concluded that our internal control over financial reporting was ineffective as of December 31, 2018 due to the same material weaknesses that rendered our disclosure controls and procedures ineffective. The Company’s internal control over financial reporting is not effective due to a lack of sufficient resources to hire a support staff in order to separate duties between different individuals. The Company lacks the appropriate personnel to handle all the varying recording and reporting tasks on a timely basis.  The Company plans to address these material weaknesses as resources become available by hiring additional professional staff, such as a Chief Financial Officer, as funding becomes available, outsourcing certain aspects of the recording and reporting functions, and separating responsibilities. We have identified the following material weak-nesses.

1. As of December 31, 2018, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2. As of December 31, 2018, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 6. Exhibits

The following exhibits are included with this report.

2	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774598-P – (Incorporated by reference from Form 10-12G, filed on August 13, 2018, Exhibit 2)

3.1	Certificate of Incorporation – (Incorporated by reference from Form SB-2, filed on October 24, 2003, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form SB-2, filed on October 24, 2008, Exhibit 3.2)

3.3	Certificate of Amendment by Custodian, dated June 28, 2018, (Incorporated by reference from Form 10-12G, filed August 13, 2018, Exhibit 3.3)

3.4

Certificate of Revival with the state of Nevada, dated May 16, 2018, appointing David Lazar as, President, Secretary, Treasurer and Director (Incorporated by reference from Form 10-12G, filed August 13, 2018, Exhibit 3.4).

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

MELT, INC.

Date: February 25, 2019	By:	/s/ David Lazar
David Lazar, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2019

/s/ David Lazar
David Lazar
President, Chief Executive Officer and Chief Financial Officer, and Director (Principal Executive Officer and Principal Financial Officer)