Form 10-K/A
period 2018-12-31
MELT INC
filed 2019-05-15
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File Number: 000-55973

MELT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18818 Teller Avenue, Suite 115, Irvine, California 92612

(Address of principal executive offices, Zip Code)

(310) 734-2626

(Registrant’s telephone number, including area code)

3445 Lawrence Ave. Oceanside, NY 11572

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of May 13, 2019: $830,310.

The number of shares of registrant’s common stock outstanding as of May 13, 2019 was 2,207,000,000.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to include Items 9B, 10, 11, 12, 13, 14, 15 and 16, inadvertently omitted from the originally filed Annual Report.   There have been no changes to the other Items of the Annual Report. Furthermore, there have been no changes to the XBRL data filed in Exhibit 10.1 of the original filing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of our independent registered public accounting firm, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the original filing, this Amendment No. 1 speaks only as of the date of the original filing and does not amend, supplement or update any information contained in the original filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the original filing and our reports filed with the U.S. Securities and Exchange Commission ("SEC") subsequent to the original filing.

TABLE OF CONTENTS

PART II

Item 9B. Other Information

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
David Lazar	28	CEO and Chairman

David Lazar, 28, has been CEO and Chairman of the Company since June 28, 2018. David Lazar is a private investor with corporate business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management; public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies.

Other expertise includes early stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions.

Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with emerging growth companies.

Our director holds office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our director, officer or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

The Company has not adopted a Code of Ethics primarily because it is a shell company and not conducting any business activities.

The Company does not have any standing audit, nominating or compensation committees because the Board is currently comprised of one person and the Company has no business activities and does not currently pay any compensation to its officers or directors . David Lazar, as the sole direct and executive officer, makes all decisions regarding all audit, nominating and compensation matters.

Section 16(a) Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Company's Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Once the Company becomes subject to the Exchange Act of 1934, our office and director has informed us that he intends to file reports required to be filed under Section 16(a).

Item 11: EXECUTIVE COMPENSATION

No executive compensation was paid during the fiscal years ended December 31, 2018, 2017 and 2016. The Company has no employment agreement with any of its officers and directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2018. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Custodian Ventures, LLC (2)	78,000,000	78.56%
3445 Lawrence Avenue
Oceanside, NY 11572
Director and Officer (1 person)(3)	78,000,000	78.56%

(1) Applicable percentage ownership is based on 99,290,000 shares of common stock outstanding as of December 31, 2018. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2018 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) David Lazar is the sole and managing member of Custodian Ventures, LLC, and has sole investment control.

(3) David Lazar is the sole officer and director of the Company.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 3, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance. On July 3, 2018, the Company issued 78,000,000 shares of common stock, with par value $0.001 for par value in cash and a promissory note issued on that same day for $68,305, to Custodian Ventures, LLC. The largest principal amount in advances during the quarter ended June 30, 2018 was $1,500 of audit fees. As of June 30, 2018, the Company owed a total of $16,695 to Mr. Lazar, through Custodian Ventures, LLC. During the fiscal year ended December 31, 2017, there were no amounts outstanding for the Company, as no cash advances were made to the Company by Custodian Ventures LLC during that year. As of June 30, 2018 and 2017, the Company owed $16,695 and $0, respectively in cash advances made Custodian Ventures, LLC to the Company, which bears an interest of 3% and matures in 180 days from the date of issuance.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

During the year ended December 31, 2018, we engaged BF Borgers CPA PC, as our independent auditor. For the year ended December 31, 2018 we incurred fees set forth below:

	Year ended December 31, 2018

Audit fees		$7,500
Audit – related fees		$0
Tax fees		$0
All other fees	$	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and review of our quarterly financial statements. Tax fees represent fees related to preparation of our corporation income tax returns. Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services.

PART IV

Item 15. EXHIBITS

Exhibit Number	Description

2.1	Notice of Entry of Order, Eight Judicial District Court, Clark County, Nevada, Case No.: A-18-774598-P – (Incorporated by reference from Form 10-12G, filed on August 13, 2018, Exhibit 2)

3.1	Certificate of Incorporation – (Incorporated by reference from Form SB-2, filed on October 24, 2003, Exhibit 3.1)

3.2	By-laws (Incorporated by reference from Form SB2, filed on October 24., 2003, Exhibit 3.2)

3.3	Certificate of Amendment by Custodian, dated June 28, 2018

3.4	Certificate of Revival with the state of Nevada, dated June 28, 2018, appointing David Lazar as, President, Secretary, Treasurer and Director – (Incorporated by reference from Form 10-12G, filed on August 13, 2018, Exhibit 3.4).

23.1	Consent of Independent Auditor*

31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MELT, INC.

Date: May 13, 2019	By:	/s/ Long Chen
Name: Long Chen
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ ZHICHENG RAO*	Co-Chairman of the Board	May 13, 2019
Zicheng Rao

/s/ SHIFEI WANG	Co-Chairman of the Board	May 13, 2019
Shifei Wang

/s/ LONG CHEN	Director and Chief Executive Officer	May 13, 2019
Long Chen	(Principal Executive Officer)

/s/QUILIN SHI	Chief Financial Officer	May 13, 2019
Quilin Shi	(Principal Financial Officer and Principal Accounting Officer)

/s/FUTONG LIU	Director	May 13, 2019
Futong Liu

/s/LICHEN GUO	Director	May 13, 2019
Lichen Guo

7