Form 10-Q
period 2019-03-31
MELT INC
filed 2019-05-15
CIK 1267612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2019

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: ________________

MELT, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18818 Teller Avenue, Suite 115, Irvine, CA 92612

 (Address of principal executive offices, Zip Code)

(310) 890-2209

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

The number of shares of registrant’s common stock outstanding as of May 05, 2019 was 2,207,000,000.

FORM 10-Q

MELT, INC.

March 31, 2019

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

PART I. FINANCIAL INFORMATION

MELT INC.

BALANCE SHEETS

(Un-audited)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$70,158	$69,321
Total current assets	70,158	69,321

TOTAL ASSETS	$70,158	$69,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	6,908	2,204
Notes payable – Related Party	43,143	31,393
Total current liabilities	50,051	33,597

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.00001 per share; 10,000,000,000 shares authorized; 2,207,000,000 shares issued and outstanding in March 31, 2019 and December 31, 2018.	22,070	22,070
Additional paid in capital	1,914,393	1,914,393
Accumulated deficit	(1,916,357)	(1,900,739)
Total stockholders' equity	20,107	35,724

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$70,158	$69,321

The accompanying notes are an integral part of these financial statements.

MELT INC.

STATEMENTS OF OPERATIONS

(Un-audited)

	For the three months ended March 31,
	2019		2018
		$—	$—

Operating expenses
Legal fees		10,750	—
Audit and accounting fees		4,500	—
Transfer agent and Filing fees		1,204
Total operating expense		16,454	—

Loss from operations		(16,454)	—

Other Income and Expense	$		—
Interest income		837	—
Total other income		837	—

Net loss		$(15,618)	$—
Net loss per common share – basic and diluted		$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted		2,207,000,000

The accompanying notes are an integral part of these financial statements.

MELT, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND MARCH 31, 2018

(Un-audited)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2018

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2018	2,129,000,000	21,290	1,837,173	(1,858,463)	—

Net loss for the period	—	—	—	—	—
Balance March 31, 2018	2,129,000,000	$21,290	$1,837,173	$(1,858,463)	$—

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Totals
Balance – January 01, 2019	2,207,000,000	$99,290	$1,837,173	$(1,858,463)	$—

Effect of Stock Split		(77,220)	77,220		—
Net loss for the period				(15,618)	(15,618)
Balance March 31, 2019	2,207,000,000	$22,070	$1,914,393	$(1,874,081)	$(15,618)

MELT INC. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

(Un-audited)

	For the Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(15,618)	$—
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts payable and accrued expenses	4,704
Interest receivable	(837)	—
NET CASH USED IN OPERATING ACTIVITIES	(11,750)	—

FINANCING ACTIVITIES:

Proceeds from Related party loan	11,750	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,750	—

NET INCREASE IN CASH	—	—

CASH – BEGINNING OF PERIOD	0	0
CASH – END OF PERIOD	$0	$0

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Notes payable issued for services	—	—

The accompanying notes are an integral part of these financial statements.

MELT INC. AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD MARCH 31, 2019 and DECEMBER 31, 2018

(Un-audited)

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

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO ( (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

As a condition precedent to closing, the Seller agree to acquire from the Company 2,107,710,000 of newly issued shares of Common Stock from the Company. The Company filed Amended and Restated Articles of Incorporation with Nevada Secretary of State on February 26, 2019 to increase the company’s authorized shares of common stock from 100,000,000 to 10,000,000,000 with a par value of $0.00001 per share. The amended and restated Articles also authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Company issued 2,107,710,000 shares of restricted common stock to the Seller in a private sale exempt from registration pursuant to Section 4(2) of 1933 Act on February 28, 2019, and thus increased Seller’s shareholding interest in the Company from 78,000,000 shares of common stock to 2,185,710,000 shares of common stock prior to Closing.

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

Fair Value Measurement

The Company values its amounts due to related partings and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Adoption of Recent Accounting Pronouncements

As of December 31, 2015, the Company adopted guidance codified in ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs. The guidance simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs is not affected. Therefore, these costs will continue to be amortized as interest expense using the effective interest method pursuant to ASC 835-30-35-2 through 35-3. The adoption of this standard did not have an impact on our financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Accounting Pronouncements

In February 2016, the FASB issued an accounting standards update for leases. The ASU introduces a lessee model that brings most leases on the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in the current accounting guidance as well as the FASB's new revenue recognition standard. However, the ASU eliminates the use of bright-line tests in determining lease classification as required in the current guidance. The ASU also requires additional qualitative disclosures along with specific quantitative disclosures to better enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The pronouncement is effective for annual reporting periods beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, for nonpublic entities using a modified retrospective approach. Early adoption is permitted. The adoption of this standard did not have an impact on our financial statements.

In March 2016, the FASB issued an accounting standards update that provides a new requirement to record all of the tax effects related to share-based payments at settlement (or expiration) through the income statement. This pronouncement is effective for annual reporting periods beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018, for nonpublic entities. The adoption of this standard did not have an impact on our financial statements.

In August 2016, the FASB issued an accounting standards update addressing the classification and presentation of eight specific cash flow issues that currently result in diverse practices. The amendments provide guidance in the presentation and classification of certain cash receipts and cash payments in the statement of cash flows including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. This pronouncement is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after

December 15, 2019, for nonpublic entities. The amendments in this ASU should be applied using a retrospective approach. The adoption of this standard did not have an impact on our financial statements.

Note 4 – Discontinued Operations

The Company has fully impaired all assets since the shutdown of its operations in 2010 and has recorded the effects of this impairment as part of its discontinued operations. With the absence of a substantial amount of the old records and the passage of the statute of limitations the company has recorded a discontinued operations expense in 2010 the most current year since operations shutdown based on the accumulated records obtained to date through the first quarter 2019.

Note 5 – Related party transactions

On July 03, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance.

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $9,695, and the promissory note issued to the Company in the amount $68,305. As of March 31, 2018, a total of $70,158 which consists of principle of $68,305 and accrued interest of $1,853, is due to the Company.

On March 07, 2019, there was a change of control and Mr. Zhicheng Rao became the majority shareholder and Co Chairman of the Board of Directors. During the three months ended March 31, 2019, Custodian Ventures, LLC advanced a total of $1,000 to the Company for payment of accounting fees and Mr. Mrz Zhicheng Rao advanced a total of $10,750. As of March 31, 2019, the company had a loan payable remaining of $32,393 to Custodian Ventures, LLC and $10,750 to Zhicheng Rao. Both loans are unsecured, non-interest bearing, and have no specific terms for repayment.

Note 6 – Common Stock

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of the related party loan in the amount of $9,695 and a promissory note issued to the Company in the amount $68,305.

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO ( (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

As a condition precedent to closing, the Seller agree to acquire from the Company 2,107,710,000 of newly issued shares of Common Stock from the Company. The Company filed Amended and Restated Articles of Incorporation with Nevada Secretary of State on February 26, 2019 to increase the company’s authorized shares of common stock from 100,000,000 to 10,000,000,000 with a par value of $0.00001 per share. The amended and restated Articles also authorized 10,000,000 shares of Preferred Stock with a par value of $0.001 per share. The Company issued 2,107,710,000 shares of restricted common stock to the Seller in a private sale exempt from registration pursuant to Section 4(2) of 1933 Act on February 28, 2019, and thus increased Seller’s shareholding interest in the Company from 78,000,000 shares of common stock to 2,185,710,000 shares of common stock prior to Closing. As of March 31, 2019, at total of 2,207,000,000 shares of common stock are outstanding.

Note 7 – Subsequent Events

The Company evaluates events that occur after the year-end date through the date the financial statements are available to be issued. Accordingly, management has evaluated subsequent events through May 09, 2018, and has determined that there were no subsequent events, requiring adjustment to, or disclosure in, the financial statements

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On August 13, 2018, the Company filed a Form 10-12G, which went effective on October 12, 2018.

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO ( (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

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

Melt has administrative offices located at 18818 Teller Avenue. Suite 115, Irvine, CA 92612.

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

Results of Operations

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

Revenue

For the three months ended March 31, 2019 and March 31, 2018, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2019, we incurred operating expenses of $16,454. For the three months ended March 31, 2018, we incurred operating expenses in the amount of $0. The increase is due to increased accounting and legal fees associated with the preparation and filing of the Company’s Form 10K and 10-Q with the Securities and Exchange Commission.

Net Loss

For the three months ended March 31, 2019, we incurred a net loss of 15,618. The increase is due to increased accounting and legal fees incurred by the Company when preparing its December 31, 2018 Form 10-K and its March 31, 2019 10-Q with the Securities and Exchange Commission.

Liquidity and Capital Resources

As of March 31, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2019, we had $0 in cash. As of December 31, 2018, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Zhichen Rao, our Co-Chairman of the Board, or an affiliated party.

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

On March 31,2019 and December 31, 2018, we have had $70,158 in current assets and $69,321 in current assets, respectively. As of March 31, 2019, we had $70,158 in liabilities and stockholders’ deficit, consisting of amounts due to related party. As of December 31, 2018, we had $69,321 in liabilities and stockholders deficit.

We had a negative cash flow from operations of $11,750 during the three months ended March 31, 2019. We financed our negative cash flow from operations during the three months ended March 31, 2019 through advances made by related parties.

We had $0 cash flow from operations during the three months ended March 31, 2019.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its CEO or companies affiliated with its CEO and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company's operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and its CEO.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have provided an unqualified audit opinion for the years ended December 31, 2018 and 2017 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2019 and 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

MELT, INC.

Date: May 15, 2019	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer

MELT, INC.

Date: May 15, 2019	By:	/s/ Qiulin Shi
Qiulin Shi, Chief Financial Officer (principal financial officer