Form 10-Q
period 2019-06-30
GUOZI ZHONGYU CAPITAL HOLDINGS
filed 2019-09-20
CIK 1267612

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2019

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55978

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Melt Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18818 Teller Avenue, Suite 115, Irvine, CA 92612

(Address of principal executive offices, Zip Code)

(310) 890-2209

(Registrant’s telephone number, including area code)

______________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

The number of shares of registrant’s common stock outstanding as of September 10, 2019 was 2,207,000,000.

FORM 10-Q

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Metl Inc.

June 30, 2019

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

BALANCE SHEETS

	June 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$–	$69,321
Total current assets	–	69,321

TOTAL ASSETS	$–	$69,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,037	$2,204
Notes payable – Related Party	11,750	31,393
Total current liabilities	20,787	33,597

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred shares: par value $0.001 per share, 10,000,000 shares authorized, 0 share issued and outstanding in June 30, 2019; 0 share authorized, 0 share issued and outstanding in December 31, 2018	–
Common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 220,700,000 shares issued and outstanding in June 30, 2019; 19,000,000 shares authorized; 9,929,000 shares issued and outstanding in December 31, 2018*	22,070	993
Additional paid in capital	1,914,393	1,935,470
Accumulated deficit	(1,957,250)	(1,900,739)
Total stockholders' deficit	(20,787)	35,724

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$69,321

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF OPERATIONS

(Un-audited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues	$–	$–	$–	$–

Operating expenses
Legal fees	–	5,300	10,750	5,300
Audit and accounting fees	–	–	4,500	–
Registration fees	–	4,185	–	4,185
Transfer agent and Filing fees	2,129	1,710	3,333	1,710
Bad Debt Expense	39,602	–	39,602	–
Total operating expense	41,731	11,195	58,185	11,195

Loss from operations	(41,731)	(11,195)	(58,185)	(11,195)

Other Income and Expense
Interest income	837	–	1,674	–
Total other income	837	–	1,674	–

Net loss	$(40,894)	$(11,195)	$(56,511)	$(11,195)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted*	220,700,000	2,129,000	220,700,000	2,129,000

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND JUNE 30, 2018

(Un-audited)

Statement of Stockholders’ Deficit for the Three & Six Months ended June 30, 2018

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2018	2,129,000	$213	$1,858,250	$(1,858,463)	$–

Net Loss				–	–
Balance – March 31, 2018	2,129,000	213	1,858,250	(1,858,463)	–

Net Loss				(11,195)	(11,195)
Balance – June 30, 2018	2,129,000	$213	$1,858,250	$(1,869,658)	$(11,195)

Statement of Stockholders’ Deficit for the Three & Six Months ended June 30, 2019

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2019	9,929,000	$993	$1,935,470	$(1,900,738)	$35,725

Issuance of Common Stock to a related party	210,771,000	21,077	(21,077)	–	–
Net Loss				(15,618)	(15,618)
Balance – March 31, 2019	220,700,000	22,070	1,914,393	(1,916,356)	20,107

Net Loss				(40,894)	(40,894)
Balance – June 30, 2019	220,700,000	$22,070	$1,914,393	$(1,957,250)	$(20,787)

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF CASH FLOWS

(Un-audited)

	For the Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(56,511)	$(11,195)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts receivable - related party	69,321	–
Accounts payable and accrued expenses	6,833	–
Notes payable-related party	(19,643)	–
NET CASH USED IN OPERATING ACTIVITIES	–	(11,195)

FINANCING ACTIVITIES:
Proceeds from related party	–	16,695
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	16,695

NET INCREASE IN CASH	–	5,500

CASH – BEGINNING OF PERIOD	–	–
CASH – END OF PERIOD	$–	$5,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION :

Non-cash investing and financing activities:
Write off of notes receivable – related party	$(70,995)	$–
Cancellation of notes payable – related party	$31,393	$–

The accompanying notes are an integral part of these unaudited financial statements.

GUOZI ZHONGYU CAPITAL HOLDINGS COMPANY

FORMERLY METL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2019 and DECEMBER 31, 2018

(Un-audited)

Note 1 – Organization and basis of accounting

Basis of Presentation and Organization

This summary of significant accounting policies of Guozi Zhongyu Capital Holdings Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Guozi Zhongyu Capital Holdings Company. (The “Company” or “GZCC”), formerly known as Melt Inc., was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

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

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

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

The Company filed a Certificate of Amendment on April 15, 2019 with Nevada Secretary of State to (i) change the Company name from Melt Inc. to Guozi Zhongyu Capital Holdings Company; (ii) to effectuate a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 10-for-1; and (iii) to increase par value of its authorized shares of Common Stock to $0.0001 per share.

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

Use of Estimate

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Income Tax

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

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2019, there are no outstanding dilutive securities.

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

Note 4 – Related party transactions

On July 03, 2018, the Company obtained a promissory note in amount of $68,305 from its custodian, Custodian Ventures, LLC, the managing member being David Lazar. The note bears an interest of 3% and matures in 180 days from the date of issuance.

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of a related party loan for amounts advanced to the Company in the amount of $9,695, and the promissory note issued to the Company in the amount $68,305. As of June 30, 2019, a total of $70,995 which consists of principle of $68,305 and accrued interest of $2,690, is due to the Company.

On March 07, 2019, there was a change of control and Mr. Zhicheng Rao became the majority shareholder and Co Chairman of the Board of Directors. During the six months ended June 30, 2019, Custodian Ventures, LLC advanced a total of $1,000 to the Company for payment of accounting fees and Mr. Zhicheng Rao advanced a total of $10,750. As of June 30, 2019, Notes payable has a balance of 1,000 to Custodian Ventures, LLC. and $10,750 to Mr. ZhiCheng Rao.

The management considers there is no collectability of the promissory notes from related party- Custodian Ventures, LLC., On June 30, 2019, the Notes receivable of $70,995 from Custodian Ventures, LLC. was written off. As of June 30, 2019, the company has a $0 balance of Notes receivable.

Per Stock Purchase Agreement, dated as of February 12, 2019, term #3.3 Additional Consideration, at closing, the seller, Custodian Ventures, LLC. shall waive collection on the promissory note issued by the company in its favor, which is in the total principal amount of Thirty One Thousand Three Hundred Ninety Three Dollars ($31,393), accordingly, on June 30, 2019, Notes payable of $31,393 to Custodian Ventures, LLC. was cancelled.

The net effect of the written off of Notes receivable of $70,995 from Custodian Ventures, LLC. and Cancellation of Notes payable of $31,393 to Custodian Ventures, LLC. is a bad debt expense of $39,602 for the reporting period.

The Company has following note receivables from related parties:

	December 31, 2018	Addition	Write off	June 30, 2019

Custodian Ventures, LLC	$69,321	$1,674	$(70,995)	$–
	$69,321	$1,674	$(70,995)	$–

The Company has the following notes payables to related parties:

	December 31, 2018	Addition	Forgiven	June 30, 2019

Custodian Ventures, LLC	$31,393	$1,000	$31,393	$1,000
Rao ZhiCheng (Board chairman)	–	10,750	–	10,750
	$31,393	$11,750	$31,393	$11,750

Note 5 – Common Stock

On July 03, 2018, the Company issued 78,000,000 shares of common stock to Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of the related party loan in the amount of $9,695 and a promissory note issued to the Company in the amount $68,305.

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

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

On April 15, 2019, the Company filed a Certificate of Amendment with Nevada Secretary of State to (i) change the Company name from Melt Inc. to Guozi Zhongyu Capital Holdings Company; and (ii) to effectuate a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 10-for-1, increased the par value of the Corporation’s authorized common shares to $0.0001 per share.

.

As of June 30, 2019, at total of 220,700,000 shares of common stock are outstanding.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

Guozi Zhongyu Capital Holdings Company (The “Company” or “GZCC”) formerly known as Melt Inc., was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

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

On August 13, 2018, the Company filed a Form 10-12G, which went effective on October 12, 2018.

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K and is incorporated herein by reference.

The Company filed a Certificate of Amendment on April 15, 2019 with Nevada Secretary of State to (i) change the Company name from Melt Inc. to Guozi Zhongyu Capital Holdings Company; and (ii) to effectuate a reverse stock split of the Company’s authorized, issued and outstanding shares of Common Stock, at a ratio of 10-for-1.

The Company's current business objective is to seek a business combination with an operating company. We intend to use the Company's limited personnel and financial resources in connection with such activities. The Company will utilize its capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director; and

•	may adversely affect the prevailing market price for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

GZCC has administrative offices located at 18818 Teller Avenue. Suite 115, Irvine, CA 92612. It is provided by related party- Custodian Ventures LLC. with no charge.

GZCC’s fiscal year end is December 31.

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

Results of Operations

For the three and six months ended June 30, 2019 Compared to June 30, 2018

Revenue

For the three months ended June 30, 2019 and June 30, 2018, the Company generated $0 in revenues. For the six months ended June 30, 2019 and 2018, revenues were both $0

Expenses

For the three months ended June 30, 2019 and 2018, we incurred operating expenses of $41,731 and $11,195 respectively for an increase of $30,536 or 272.76% from the same period of prior year. The major expenses for the three-month period ended June 30, 2019 were Bad Debt Expense of $39,602 and Transfer Agent service fees of $2,129; the major expenses for the three-month period ended June 30, 2018 were legal, registration and transfer agent fees. The increase of $30,536 was mainly due to the increase of bad debt expense of $39,602 and an increase of $419 in Transfer Agent fees, and decrease in legal and registration fees, $5,300 and $4,185 respectively.

The management considers there is no collectability of the promissory notes from related party- Custodian Ventures, LLC., On June 30, 2019, the Notes receivable of $70,995 from Custodian Ventures, LLC. was written off. As of June 30, 2019, the company has a $0 balance of Notes receivable.

Per Stock Purchase Agreement, dated as of February 12, 2019, term#3.3 Additional Consideration, at closing, the seller, Custodian Ventures, LLC. shall waive collection on the promissory note issued by the company in its favor, which is in the total principal amount of Thirty One Thousand Three Hundred Ninety Three Dollars ($31,393), accordingly, on June 30, 2019, Notes payable of $31,393 to Custodian Ventures, LLC. was cancelled.

The net effect of the written off of Notes receivable of $70,995 from Custodian Ventures, LLC. and Cancellation of Notes payable of $31,393 to Custodian Ventures, LLC. is a bad debt expense of $39,602 for the reporting period.

For the six months ended June 30, 2019 and 2018, we incurred operating expenses of $58,185 and $11,195 respectively for an increase of $46,990 or 419.75% from the same period of prior year. The major expenses for the six-month period ended June 30, 2019 were bad debt expense, audit and accounting fees, legal fees and transfer agent service fees; the major expenses for the six-month period ended June 30, 2018 were legal, registration and transfer agent fees. The increase of $46,990 was mainly due to an increase of $39,602 in bad debt expense, an increase of $5,450 in legal fees, an increase of $4,500 in audit and accounting fees, and an increase of $1,623 in transfer agent fees, at the same time, there was a decrease of 4,185 in registration fees.

Other Income (expense)

Other income consists of interest income. Other income for the three months ended June 30, 2019 and 2018 were $837 and $0; $837 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Other income for the six months ended June 30, 2019 and 2018 were $1,674 and $0; $1,674 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Net Loss

For the three months ended June 30, 2019 and 2018, we incurred a net loss of $40,894 and $11,195 respectively. The increase is mainly due to the write off of notes receivable and cancellation of Notes payable that caused a bad debt expense of $39,602.

For the six months ended June 30, 2019 and 2018, we incurred a net loss of $56,511 and $11,195 respectively. The increase is mainly due to the write off of notes receivable, legal fees and accounting fees.

Liquidity and Capital Resources

As of June 30, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2019, we had $0 in cash. As of December 31, 2018, we had $0 in cash.

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

During the next 12 months we anticipate incurring costs related to:

1.	filing of Exchange Act reports.
2.	franchise fees, registered agent fees, legal fees and accounting fees, and
3.	investigating, analyzing and consummating an acquisition or business combination.

We estimate that these costs will be in the range of five to six thousand dollars per year, and that we will be able to meet these costs as necessary, to be advanced/loaned to us by Management and/or an affiliated party.

On June 30, 2019 and December 31, 2018, we have had $0 in current assets and $69,321 in current assets, respectively. As of June 30, 2019, we had $0 in liabilities and stockholders’ deficit. As of December 31, 2018, we had $69,321 in liabilities and stockholders’ deficit.

We had $0 cash flow from operations during the six months ended June 30, 2019, compared to $11,195 used in operating activities for the six months ended June 30, 2018. The decrease was due to the decrease of $69,321 in Notes receivable, increase of $6,833 in accounts payable, and decrease of $19,643 in Notes payable. We financed our cash flow from operations during the six months ended June 30, 2019 and 2018 through advances made by related parties.

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

Off-Balance Sheet Arrangements

As of June 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended June 30, 2019 and 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guozi Zhongyu Capital Holdings Company

Date: September 20, 2019	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer

Guozi Zhongyu Capital Holdings Company

Date: September 20, 2019	By:	/s/ Qiulin Shi
Qiulin Shi, Chief Financial Officer (principal financial officer)

