Form 10-Q
period 2019-09-30
GUOZI ZHONGYU CAPITAL HOLDINGS
filed 2019-11-14
CIK 1267612

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  September 30, 2019

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

The number of shares of registrant’s common stock outstanding as of November 05, 2019 was 2,207,000,000.

FORM 10-Q

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Metl Inc.

September 30, 2019

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

BALANCE SHEETS

	Sept. 30, 2019 (Unaudited)	December 31, 2018
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$–	$69,321
Prepaid Expenses	9,000	–
Total current assets	9,000	69,321

TOTAL ASSETS	$9,000	$69,321

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,135	$2,204
Notes payable – Related Party	26,700	31,393
Total current liabilities	36,835	33,597

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred shares: par value $0.001 per share, 10,000,000 shares authorized, 0 share issued and outstanding in September 30, 2019; 0 share authorized, 0 share issued and outstanding in December 31, 2018	–	–
Common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 220,700,000 shares issued and outstanding in September 30, 2019; 19,000,000 shares authorized; 9,929,000 shares issued and outstanding in December 31, 2018*	22,070	993
Additional paid in capital	1,914,393	1,935,470
Accumulated deficit	(1,964,298)	(1,900,739)
Total stockholders' deficit	(27,835)	35,724

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9000	$69,321

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2019	2018	2019	2018
Revenues	$–	$–	$–	$–

Operating expenses
Legal fees	900	5,025	11,650	20,325
Audit and accounting fees	1,500	7,800	6,000	7,800
Registration fees	700	1,000	700	8,185
Transfer agent and Filing fees	3,948	–	7,281	1,710
Bad Debt Expense	–	–	39,602	–
Total operating expense	7,048	13,825	65,233	38,020

Loss from operations	(7,048)	(13,825)	(65,233)	(38,020)

Other Income and Expense
Interest income	–	–	1,674	–
Total other income	–	–	1,674	–

Net loss	$(7,048)	$(13,825)	$(63,559)	$(38,020)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted*	220,700,000	2,129,000	183,356,189	2,129,000

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED September 30, 2019 AND 2018

(Unaudited)

Statement of Stockholders’ Deficit for the Three & Nine Months ended September 30, 2018

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2018	2,129,000	$213	$1,858,250	$(1,858,463)	$–

Net Loss	–	–	–	–	–
Balance – March 31, 2018	2,129,000	213	1,858,250	(1,858,463)	–

Net Loss	–	–	–	(24,195)	(24,195)
Balance – June 30, 2018	2,129,000	$213	$1,858,250	$(1,882,658)	$(24,195)
Net Loss	–	–	–	(13,825)	(13,825)
Balance – September 30, 2018	2,129,000	$213	$1,858,250	$(1,896,483)	$(38,020)

Statement of Stockholders’ Deficit for the Three & Nine Months ended September 30, 2019

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2019	9,929,000	$993	$1,935,470	$(1,900,738)	$35,724

Issuance of Common Stock to a related party	210,771,000	21,077	(21,077)	–	–
Net Loss	–	–	–	(15,617)	(15,617)
Balance – March 31, 2019	220,700,000	22,070	1,914,393	(1,916,356)	20,107

Net Loss	–	–	–	(40,894)	(40,894)
Balance – June 30, 2019	220,700,000	$22,070	$1,914,393	$(1,957,250)	$(20,787)
Net Loss	–	–	–	(7,048)	(7,048)
Balance – September 30, 2019	220,700,000	$22,070	$1,914,393	$(1,964,298)	$(27,835)

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES:
Net loss	$(63,559)	$(38,020)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts receivable - related party	69,321	–
Prepaid Expenses	(9,000)	–
Accounts payable and accrued expenses	7,931	5,000
Notes payable-related party	(4,693)	–
Shares issued to related party	–	78,000
NET CASH USED IN OPERATING ACTIVITIES	–	44,980

INVESTING ACTIVITIES
Loan to related party	–	(68,305)
NET CASH USED IN INVESTING ACTIVITIES	–	(68,305)

FINANCING ACTIVITIES:
Proceeds from related party	–	33,520
Payments on related party loan	–	(9,695)
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	23,825

NET INCREASE IN CASH	–	500

CASH – BEGINNING OF PERIOD	–	–
CASH – END OF PERIOD	$–	$500

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION :

Non-cash investing and financing activities:
Write off of notes receivable – related party	$(70,995)	$–
Cancellation of notes payable – related party	$31,393	$–
Shares issued to related party	$–	$68,305

The accompanying notes are an integral part of these unaudited financial statements.

GUOZI ZHONGYU CAPITAL HOLDINGS COMPANY

FORMERLY METL INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD SEPTEMBER 30, 2019 and DECEMBER 31, 2018

(Unaudited)

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

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2019, there are no outstanding dilutive securities.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”. The amendments add further guidance on identifying performance obligations and also to improve the operability and understandability of the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in Topic 606. The Company has adopted this ASU and is still evaluating the impact to the financial statements.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”. The amendments, among other things: (1) clarify the objective of the collectability criterion for applying paragraph 606-10-25-7; (2) permit an entity to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price; (3) specify that the measurement date for noncash consideration is contract inception; (4) provide a practical expedient that permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations; (5) clarify that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy GAAP before the date of initial application, and (6) clarify that an entity that retrospectively applies the guidance in Topic 606 to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The effective date of these amendments is at the same date that Topic 606 is effective. The Company has adopted this ASU and is still evaluating the impact to the financial statements.

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

On March 07, 2019, there was a change of control and Mr. Zhicheng Rao became the majority shareholder and Co Chairman of the Board of Directors. During the nine months ended September 30, 2019, Custodian Ventures, LLC advanced a total of $1,000 to the Company for payment of accounting fees and Mr. Zhicheng Rao advanced a total of $25,700 to the company for payment of accounting, registration and legal fees. As of September 30, 2019, Notes payable has a balance of 1,000 to Custodian Ventures, LLC. and $25,700 to Mr. ZhiCheng Rao.

The management considers there is no collectability of the promissory notes from related party- Custodian Ventures, LLC., On June 30, 2019, the Notes receivable of $70,995 from Custodian Ventures, LLC. was written off.

As of September 30, 2019, the company has a $0 balance of Notes receivable.

Per Stock Purchase Agreement, dated on February 12, 2019, term #3.3 Additional Consideration, at closing, the seller, Custodian Ventures, LLC. shall waive collection on the promissory note issued by the company in its favor, which is in the total principal amount of Thirty One Thousand Three Hundred Ninety Three Dollars ($31,393), accordingly, on June 30, 2019, Notes payable of $31,393 to Custodian Ventures, LLC. was cancelled.

The net effect of the written off of Notes receivable of $70,995 from Custodian Ventures, LLC. and Cancellation of Notes payable of $31,393 to Custodian Ventures, LLC. is a bad debt expense of $39,602 for the 2019 Q2 reporting period.

The Company has following note receivables from related parties:

	December 31, 2018	Addition	Write off	September 30, 2019

Custodian Ventures, LLC	$69,321	$1,674	$(70,995)	$–
	$69,321	$1,674	$(70,995)	$–

The Company has the following notes payables to related parties:

	December 31, 2018	Addition	Forgiven	September 30, 2019

Custodian Ventures, LLC	$31,393	$1,000	$31,393	$1,000
Rao ZhiCheng (Board chairman)	–	25,700	–	25,700
	$31,393	$26,700	$31,393	$26,700

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

As of September 30, 2019, at total of 220,700,000 shares of common stock are outstanding.

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

Results of Operations

For the three and nine months ended September 30, 2019 Compared to September 30, 2018

Revenue

For the three months ended September 30, 2019 and September 30, 2018, the Company generated $0 in revenues. For the nine months ended September 30, 2019 and 2018, revenues were both $0.

Expenses

For the three months ended September 30, 2019 and 2018, we incurred operating expenses of $7,048 and $13,825 respectively for a decrease of $6,777 or 49.02% from the same period of prior year. The major expenses for the three-month period ended September 30, 2019 were professional services Expense of $3,948, audit fee $1,500, legal fees $900 and registration fees of $700; the major expenses for the three-month period ended September 30, 2018 were legal, audit, registration and transfer agent fees. The decrease of $6,777 was mainly due to the decrease of $6,300 of audit fees, $4,125 of legal fees and an increase of $3,948 in other professional service fees.

The management considers there is no collectability of the promissory notes from related party- Custodian Ventures, LLC., On June 30, 2019, the Notes receivable of $70,995 from Custodian Ventures, LLC. was written off.

As of September 30, 2019, the company has a $0 balance of Notes receivable.

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

The net effect of the written off of Notes receivable of $70,995 from Custodian Ventures, LLC. and Cancellation of Notes payable of $31,393 to Custodian Ventures, LLC. is a bad debt expense of $39,602 for the 2019 Q2 reporting period.

For the nine months ended September 30, 2019 and 2018, we incurred operating expenses of $65,233 and $38,020 respectively for an increase of $27,213 or 71.60% from the same period of prior year. The major expenses for the nine-month period ended September 30, 2019 were bad debt expense, audit and accounting fees, legal fees and transfer agent service fees; the major expenses for the nine-month period ended September 30, 2018 were legal, registration and transfer agent fees. The increase of $27,213 was mainly due to an increase of $39,602 in bad debt expense, an increase of $3,948 in professional services fees, and an increase of $1,623 in transfer agent fees, at the same time, there was a decrease of $7,485 in registration fees, and a decrease of $20,325 in legal fees.

Other Income (expense)

Other income consists of interest income. Other income for the three months ended September 30, 2019 and 2018 were both $0.

Other income for the nine months ended September 30, 2019 and 2018 were $1,674 and $0; $1,674 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Net Loss

For the three months ended September 30, 2019 and 2018, we incurred a net loss of $7,048 and $13,825 respectively. The decrease is mainly due to a decrease of $6,300 in audit fees, a decrease of $4,125 in legal fees and an increase of $3,948 in other professional fees at the same time.

For the nine months ended September 30, 2019 and 2018, we incurred a net loss of $63,559 and $38,020 respectively. The increase is mainly due to the write off of notes receivable, and decreases in legal fees, accounting fees and registration fees.

Liquidity and Capital Resources

As of September 30, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of September 30, 2019, we had $0 in cash. As of December 31, 2018, we had $0 in cash.

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

On September 30, 2019 and December 31, 2018, we have had $9,000 in current assets and $69,321 in current assets, respectively. As of September 30, 2019, we had $9,000 in liabilities and stockholders’ deficit. As of December 31, 2018, we had $69,321 in liabilities and stockholders’ deficit.

We had $0 cash flow from operations during the nine months ended September 30, 2019, compared to $72,500 used in operating activities for the nine months ended September 30, 2018. The decrease was due to the decrease of $68,305 in Notes receivable, increase of $19,643 in Notes payable. We financed our cash flow from operations during the nine months ended September 30, 2019 and 2018 through advances made by related parties.

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

Off-Balance Sheet Arrangements

As of September 30, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of September 30, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended September 30, 2019 and 2018, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guozi Zhongyu Capital Holdings Company

Date: November 14, 2019	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer

Guozi Zhongyu Capital Holdings Company

Date: November 14, 2019	By:	/s/ Qiulin Shi
Qiulin Shi, Chief Financial Officer (principal financial officer)

