Form 10-K
period 2019-12-31
GUOZI ZHONGYU CAPITAL HOLDINGS
filed 2020-07-02
CIK 1267612

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from________________________ to _________________________

Commission File Number: 000-55973

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Melt Inc.

(Exact name of registrant as specified in its charter)

Nevada	47-0925451
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18818 Teller Avenue, Suite 115, Irvine, CA 92612

(Address of principal executive offices, Zip Code)

(310) 890-2209

(Registrant’s telephone number, including area code)

___________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Based upon the closing price ($0.21) of such shares as quoted on the OTC Markets as of March 11, 2020, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 11, 2020 was $463,470

Shares of the Registrant’s common stock held by each executive officer and director and by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes

The number of shares of registrant’s common stock outstanding as of March 11, 2020 was 220,700,000.

TABLE OF CONTENTS

	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8
	PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	13
Item 9A.	Controls and Procedures	14
Item 9B.	Other Information
	PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services
Item 15.	Exhibits, Financial Statement Schedules	14

i

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

As used in this annual report, the terms “we,” “us,” “our,” the “Company,” “Guozi” and “our company” mean GUOZI ZHONGYU CAPITAL HOLDINGS and its consolidated subsidiaries, unless otherwise indicated.

Corporate Background

Our Corporate History and Background

General Background of the Company

GUOZI ZHONGYU CAPITAL HOLDINGS, formerly known as Melt Inc. was organized on July 18, 2003, under the laws of the State of Nevada. The Company operates as a holding company for operating subsidiaries.

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

Mr. Lazar was considered, and should be treated as, a promoter for the Company.

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

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K filed on April 30, 2019.

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

Business Objectives of the Company

Since the change of control, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol GZCC. There is currently trading market in the Company’s shares. There can be no assurance that there will be an active trading market for our securities will continue following the effective date of this registration statement under the Exchange Act. In the event that an active trading market continues, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

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

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

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

Selection of a target business and structuring of a business combination

Mr. Zhicheng Rao, Co-Chairman of the Board, owns 99% of the issued and outstanding shares of common stock shares of the Company, the board will have broad flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our board will consider, among other factors, the following:

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

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

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

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended December 31, 2019 and 2018, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

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

Employees

Upon the Changes in Control of Registrant on March 5, 2019, Mr. David Lazar resigned from the executive officers and sole director positions he held with the Company, and the Company appointed Zhicheng Rao and Shifei Wang as Co-Chairman of the Board and Long Chen, Qiulin Shi, and Futong Liu as directors of the Company effective on March 5, 2019.

Mr. David Lazar served as the President, Secretary, Treasurer and Sole Director.

In addition, upon the Changes in Control, Long Chen has been appointed as Chief Executive Officer, Qiulin Shi has been appointed as Chief Financial Officer, Lichen Guo has been appointed as Secretary, and Zen Albert Hong has been appointed as Assist Secretary of the Company effective as of March 6, 2019. Mr. Hong resigned from his position in June 2019.

Management is not obligated to devote any specific number of hours per week and, in fact, intends to devote only as much time as they deem reasonably necessary to administer the Company’s affairs until such time as a business combination is consummated. The amount of time management will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full-time employees prior to the consummation of a business combination

Mr. Long Chen, age 46, serves as our director and Chief Executive Officer. Mr. Chen was business owner of Chen Long Feed Business, an agriculture, processing and feed sales business located in Yan Cheng City, Jiangsu Province, China from January 2013 until December 2016. Mr. Chen was business owner of a restaurant in catering chain operation in Nanjing City, Jiangsu Province from January 2016 until December 2018. Mr. Chen received high school degree from Junior High School She Yang New East of Yan Cheng City, Jiangsu Province in 1991.

Ms. Qiulin Shi, age 62, serves as our director and Chief Financial Officer. Ms. Shi served as Office Director responsible for company administration of Shenzhen Jiexin Asset Management Co., Ltd. located in Shenzhen City, China from May 2013 until December 2018. Ms. Shi received high school degree from JiGuang High School in 1976.

Mr. Lichen Guo, age 26, serves as our Secretary. Mr. Guo served as graphic designer of Beijing Zhida Tianxia Audiovisual Technology Co., Ltd. responsible for the company’s daily advertising design and event planning from 2014 to 2015; he served as Director of Sales of Heilongjiang Lefen E-commerce Co., Ltd. responsible for the establishment and training of the company’s sales team and responsible for the company’s external investment, regional and merchant investment cooperation from 2015 to 2016; he served as legal representative and Manager of Daqing Rubik E-commerce Co. from 2016 to 2017; and he served as financial lecturer of Guozi Zhongyu Investment Holdings Co., Ltd. responsible for company road show presentations and in-depth analysis of the project from 2017 until today. Mr. Guo received bachelor’s degree in advertising design major from Harbin University of Commerce in 2015.

Mr. Zen Albert Hong, age 54, serves as our Assistant Secretary. Mr. Hong served as Senior Consultant of Andersen Consulting, Arthur Andersen & CO.,S.C (now Accenture) from 1991 to 1995; served as Senior Manager of Deloitte Consulting located in Santa Ana, California from 1996 – 2001; served as General Manager of Shanghai First Enterprises Corporation. located in Shanghai, China from 2002 – 2006; served as Director and Senior Vice President of First Enterprises Corporation. located in Hong Kong from 2007 to 2010; served as Chief Executive Officer of Obsidian Grobal Consulting, Ltd. located in Hong Kong and California from 2011 to 2017; and served as Chief Executive Officer of Fuquan Investment Management USA Company located in California from 2018 until present. Mr. Hong received Master of Science degree in Economics major from Northern Illinois University from 1986 to 1989; received Master of Science degree in Management Information System from Northern Illinois University from 1989 to 1990 and received Master of Business Management/ EMBA from Suzhou University of Science and Technology located in Suzhou, China from 2006 to 2007. Mr. Hong resigned from his position in June 2019.

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

Item 2. Properties

The Company’s corporate office is located at 18818 Teller Avenue, Suite 115, Irvine, CA 92612, which space is provided to us on a rent-free basis. The Company believes that the office facilities are sufficient for the foreseeable future and this arrangement will remain until we find a new business opportunity.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Financial Industry Regulatory Authority’s OTC Bulletin Board under the symbol “GZCC”. The following quotations obtained from Yahoo! Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the previous two fiscal years are as follows:

Quarter Ended	High	Low
December 31, 2019	$0.21	$0.21
September 30, 2019	$0.50	$0.50
June 30, 2019	$0.39	$0.39
March 31, 2019	$1.60	$1.60
December 31, 2018	$0.05	$0.03
September 30, 2018	$0.07	$0.03
June 30, 2018	$0.07	$0.002
March 31, 2018	$0.004	$0.001

Transfer Agent

Our transfer agent is Nevada Agency and Transfer Company, 50 W. Liberty St., Suite 880, Reno, NV 89501, Phone (775) 322-0626.

Holders of Common Stock

As of April 28, 2020, we had approximately 74 registered shareholders holding 220,700,012 shares of our common stock.

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

On February 27, 2019, Custodian Ventures LLC (the “Seller”) entered into a Stock Purchase Agreement (the “Agreement”) with Zhicheng RAO (the “Buyer” or “Purchaser”). Pursuant to the Agreement, the Seller sold to the Buyer, and the Buyer agreed to purchase from the Seller, 2,185,710,000 shares of common stock, par value $0.00001 per share (the “Common Stock”) of Melt, Inc. (the “Company”), constituting approximately 99% of the issued and outstanding Common Stock, for an aggregate purchase price of $325,000. The closing of the transactions (the “Closing”) contemplated by the Agreement occurred and consummated on March 7, 2019. The foregoing description of the Agreement does not purport to describe all of the terms and provisions thereof and is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.1 to this Current Report on Form 8-K filed on April 30, 2019.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2019 compared to the year ended December 31, 2018

Revenue

For the year ended December 31, 2018, the Company generated $0 in revenues. For the year ended December 31, 2019, the Company generated $0 in revenues.

Expenses

For the year ended December 31, 2018, we incurred operating expenses in the amount of $43,292. For the year ended December 31, 2019, we incurred operating expenses of $70,236. The increase is mainly due to increased bad debt expense of $39,602 from Custodian Ventures, LLC for the 2019 Q2 reporting period and increased audit and accounting fees in an amount of $2,200, combined with decreases in legal fees and Registration fees in an amount of $8,975 and $7,506, respectively, in associated with the preparation and filing of the Company’s periodic reports with the Securities and Exchange Commission.

Net Loss

We had net loss of $42,276 for the year ended December 31, 2018. For the year ended December 31, 2019 we incurred a net loss of $68,562. The increase in net loss is due mainly to an increase in bad debt expense of $39,602, increased audit and accounting fees in an amount of $2,200, combined with decreases in legal fees and Registration fees in an amount of $8,975 and $7,506 respectively.

Liquidity

As of December 31, 2019, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2019, we had $0 in cash. As of December 31, 2018, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money contributed by Zhichen Rao, our director, or an affiliated party.

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

On December 31, 2019 and December 31, 2018, we have had $6,000 in current assets and $69,321 in current assets, respectively. As of December 31, 2019, we had $38,838 in liabilities, consisting of Related party notes payable and Accounts payable and accrued expenses. As of December 31, 2018, we had $33,597 in liabilities.

We had $11,750 cash used in operations during the year ended December 31, 2019.

We had a positive cash used in operations of $36,912 during the year ended December 31, 2018, mainly due to issuance of common stock to related party. We financed our operations during the year ended December 31, 2018 through advances made by our former CEO David Lazar.

The Company currently plans to satisfy its cash requirements for the next 12 months through borrowings from its director Mr. Zhicheng Rao or companies affiliated with its directors and believes it can satisfy its cash requirements so long as it is able to obtain financing from these affiliated parties. The Company expects that money borrowed will be used during the next 12 months to satisfy the Company’s operating costs, professional fees and for general corporate purposes. There is no written funding agreement between the Company and Mr. Zhicheng Rao, our director.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2019 and 2018, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2019 and 2018, and are included elsewhere in this registration statement.

Going Concern

The financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at December 31, 2019, our company has an accumulated deficit of $1,969,301. We do not have sufficient working capital to enable us to carry out our plan of operation for the next twelve months.

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

Our financial statements begin on page F-1 hereto.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Melt, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Melt, Inc. (the "Company") as of December 31, 2018, the related statement of operations, stockholders' equity (deficit), and cash flow for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2018

Lakewood, CO

February 22, 2019

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Board of Directors of

Guozi Zhongyu Capital Holding Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Guozi Zhongyu Capital Holdings Company, formerly Melt, Inc. (the "Company") as of December 31, 2019, the related statements of operations, Stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net equity deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company's auditor since 2019

Diamond Bar, California

July 1, 2020

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Prepaid Expenses	$6,000	$–
Notes receivable – related party	–	69,321
Total current assets	6,000	69,321

TOTAL ASSETS	$6,000	$69,321

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$9,540	$2,204
Due to related party	17,548	–
Related party notes payable	11,750	31,393
Total current liabilities	38,838	33,597

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred shares: par value $0.001 per share, 10,000,000 shares authorized, 0 share issued and outstanding in December 31, 2019; 0 share authorized, 0 share issued and outstanding in December 31, 2018	–	–
Common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 220,700,012 shares issued and outstanding in December 31, 2019; 19,000,000 shares authorized; 9,929,000 shares issued and outstanding in December 31, 2018*	22,070	993
Additional paid in capital	1,914,393	1,935,470
Accumulated deficit	(1,969,301)	(1,900,739)
Total stockholders’ equity (deficit)	(32,838)	35,724

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,000	$69,321

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split

The accompanying notes are an integral part of these financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF OPERATIONS

	December 31,
	2019	2018

Revenues	$–	$–

Operating expenses
Legal fees	11,650	20,625
Audit and accounting fees	13,500	11,300
Transfer agent fees	3,333	1,710
Registration fees	700	–
Professional Fees	1,451	–
Bad Debt Expense	39,602	9,657
Total operating expense	70,236	43,292

Loss before other income	(70,236)	(43,292)

Other income (expense)
Interest income	1,674	1,016
Total other income (expense)	1,674	1,016

Net loss	$(68,562)	$(42,276)
Net loss per common share – basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding – basic and diluted*	186,630,167	99,290,000

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD DECEMBER 31, 2019 AND DECEMBER 31, 2018

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Accumulated Deficit	Totals
Balance - December 31, 2017	2,129,000	213	1,858,250	(1,858,463)	–

Issuance of Common Stock to related party	7,800,000	780	–	–	780
Effect of Stock Split			77,220		77,220
Net Loss	–	–	–	(42,276)	(42,276)
Balance - December 31, 2018	9,929,000	$993	$1,935,470	$(1,900,739)	$35,724

Issuance of Common Stock to related party	210,771,012	21,077	(21,077)	–	–
Net Loss	–	–	–	(68,562)	(68,562)
Balance - December 31, 2019	220,700,012	$22,070	$1,914,393	$(1,969,301)	$(32,838)

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF CASH FLOWS

DECEMBER 31, 2019 and DECEMBER 31, 2018

	December 31,
	2019	2018
OPERATING ACTIVITIES:

Net loss	$(68,562)	$(42,276)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued to related party	–	78,000
Bad debt expense	39,602	–
Changes in net assets and liabilities
Prepaid expenses	(6,000)	–
Accounts payable and accrued expenses	7,336	2,204
Due to related party	17,548	–
Notes payable - related party	–	(68,305)
Accrued Interest	(1,674)	(1,016)
NET CASH USED IN OPERATING ACTIVITIES	(11,750)	(31,393)
INVESTING ACTIVITIES

FINANCING ACTIVITIES:
Payments on Related party notes payable	–	(9,695)
Proceeds from Related party notes payable	11,750	41,088
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	31,393

NET INCREASE IN CASH	–	–

CASH – BEGINNING OF PERIOD	–	–
CASH – END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Non-cash investing and financing activities:
Note to related party	$(19,643)	$(68,305)
Payments on related party notes payable	$–	$(9,695)

The accompanying notes are an integral part of these financial statements.

GUOZI ZHONGYU CAPITAL HOLDINGS COMPANY

FORMERLY MELT INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD DECEMBER 31, 2019 and DECEMBER 31, 2018

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

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2019, there are no outstanding dilutive securities.

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

As of December 31, 2019, the company has a $0 balance of Notes receivable.

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

The Company has following note receivables from related parties:

	December 31, 2018	Addition	Write off	December 31, 2019

Custodian Ventures, LLC	$69,321	$1,674	$(70,995)	$–
	$69,321	$1,674	$(70,995)	$–

The Company has the following notes payables to related parties:

	December 31, 2018	Addition	Forgiven	December 31, 2019

Custodian Ventures, LLC	$31,393	$1,000	$(31,393)	$1,000
Rao ZhiCheng (Board chairman)	–	10,750	–	10,750
	$31,393	$11,750	$(31,393)	$11,750

The Company has the following advanced from related party for operations:

	December 31, 2018	Addition	Forgiven	December 31, 2019

Rao ZhiCheng (Board chairman)	–	17,548	–	17,548
	$–	$17,548	$–	$17,548

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

As of December 31, 2019, at total of 220,700,012 shares of common stock are outstanding.

Note 6 – Income Taxes

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

For the period ended December 31,	2019	2018
Book loss for the year	$(68,562)	$(42,276)

Adjustments:
Accrued expenses	7,336	2,204
Accrued Interest	(1,674)	(1,016)
Tax loss for the year	(74,226)	(41,088)

Estimated effective tax rate	21%	21%
Deferred tax asset	$15,587	$8,628

Details for the last period are as follows:

For the period ended December 31,	2019	2018
Deferred tax asset	$15,587	$8,628
Valuation allowance	(15,587)	(8,628)
Current taxes payable	–	–
Income tax expense	$–	$–

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of December 31, 2019 was $24,215 as itemized below:

Year	Amount	Expiration Year
2018	$8,628	2038
2019	15,587	2039
Total	$24,215

Note 7 – Subsequent Events

Recent epidemic Covid-19 has caused delay of this report, but has no impact on the company’s operation.

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

1. As of December 31, 2019, we did not maintain effective controls over the control environment. Specifically, we have not developed and effectively communicated to our employees the accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

13

2. As of December 31, 2019, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, based on the criteria established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the COSO.

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

ITEM 15. EXHIBITS

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

14

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Guozi Zhongyu Capital Holdings Company

Date: July 1, 2020	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 1, 2020

/s/ Qiulin Shi
Qiulin Shi
Chief Financial Officer (Principal Financial Officer)

15