Form 10-Q
period 2020-03-31
GUOZI ZHONGYU CAPITAL HOLDINGS
filed 2020-09-22
CIK 1267612

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  March 31, 2020

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

The number of shares of registrant’s common stock outstanding as of September 7, 2020 was 2,207,000,012.

FORM 10-Q

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Melt Inc.

March 31, 2020

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

BALANCE SHEETS

	March 31, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Notes receivable – related party	$–	$–
Prepaid Expenses	3,000	6,000
Total current assets	3,000	6,000

TOTAL ASSETS	$3,000	$6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$10,290	$9,540
Due to related party	17,548	17,548
Notes payable – Related Party	11,750	11,750
Total current liabilities	39,588	38,838

Commitments and Contingencies	–	–

STOCKHOLDERS’ DEFICIT
Preferred shares: par value $0.001 per share, 10,000,000 shares authorized, 0 share issued and outstanding at March 31, 2020; 0 share authorized, 0 share issued and outstanding at December 31, 2019	–	–
Common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 220,700,012 shares issued and outstanding at March 31, 2020; 1,000,000,000 shares authorized; 220,700,012 shares issued and outstanding at December 31, 2019*	22,070	22,070
Additional paid in capital	1,914,393	1,914,393
Accumulated deficit	(1,973,051)	(1,969,301)
Total stockholders' deficit	(36,588)	(32,838)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,000	$6,000

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenues	$–	$–

Operating expenses
Legal fees	–	10,750
Audit and accounting fees	3,000	4,500
Transfer agent and Filing fees	750	1,204
Total operating expense	3,750	16,454

Loss from operations	(3,750)	(16,454)

Other Income and Expense
Interest income	–	837
Total other income	–	837

Net loss	$(3,750)	$(15,617)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted*	220,700,012	220,700,012

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2019

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2019	9,929,000	$993	$1,935,470	$(1,900,739)	$35,724

Issuance of Common Stock to a related party	210,771,012	21,077	(21,077)	–	–
Net Loss	–	–	–	(15,617)	(15,617)
Balance – March 31, 2019	220,700,012	$22,070	$1,914,393	$(1,916,356)	$20,107

Statement of Stockholders’ Deficit for the Three Months ended March 31, 2020

	Common Stock: Shares*	Common Stock: Amount*	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2020	220,700,012	$22,070	$1,914,393	$(1,969,301)	$(32,838)

Net Loss	–	–	–	(3,750)	(3,750)
Balance – March 31, 2020	220,700,012	$22,070	$1,914,393	$(1,973,051)	$(36,588)

*Share and per share amounts have been retroactively adjusted to reflect the decreased number of shares resulting from a 10:1 reverse stock split.

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES:
Net loss	$(3,750)	$(15,617)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts receivable - related party	–	4,704
Interest receivable	–	(837)
Accounts payable and accrued expenses	3,750	–
NET CASH USED IN OPERATING ACTIVITIES	–	(11,750)

FINANCING ACTIVITIES:
Proceeds from related party	–	11,750
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	11,750

NET INCREASE IN CASH	–	–

CASH – BEGINNING OF PERIOD	–	–
CASH – END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION :

Non-cash investing and financing activities:
Notes payable issued for services	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

GUOZI ZHONGYU CAPITAL HOLDINGS COMPANY

FORMERLY MELT INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF MARCH 31, 2020 and DECEMBER 31, 2019

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

The unaudited financial statements were prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP was omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019 included in our Annual Report on Form 10-K. The results of the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

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

Fair Value Measurement

The Company values its convertible notes and amounts due to related parties and short term loans payable under FASB ASC 820 which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Loss Per Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2020, there are no outstanding dilutive securities.

Note 4 – Related party transactions

On July 03, 2018, the Company issued 78,000,000 shares of common stock to its custodian, Custodian Ventures, LLC at par for shares valued at $78,000 in exchange for settlement of a portion of a related party loan advanced to the Company in the amount of $9,695, and the Company obtained a promissory note in amount of $68,305 from Custodian Ventures, LLC. The note bears an interest of 3% and matures in 180 days from the date of issuance. As of June 30, 2019, a total of $70,995 which consists of principle of $68,305 and accrued interest of $2,690, is due to the Company.

On March 07, 2019, there was a change of control and Mr. Zhicheng Rao became the majority shareholder and Co Chairman of the Board of Directors. During the nine months ended September 30, 2019, Custodian Ventures, LLC advanced a total of $1,000 to the Company and Mr. Zhicheng Rao advanced a total of $25,700 to the company for payment of accounting, registration and legal fees. As of September 30, 2019, Notes payable has a balance of 1,000 to Custodian Ventures, LLC. and $25,700 to Mr. ZhiCheng Rao.

The management considers there is no collectability of the promissory notes from related party- Custodian Ventures, LLC., On June 30, 2019, the Notes receivable of $70,995 from Custodian Ventures, LLC. was written off.

The company has a $0 balance of Notes receivable as of December 31, 2019 and March 31, 2020 respectively.

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

The Company has the following notes payables to related parties:

	December 31, 2019	Addition	Forgiven	March 31, 2020

Custodian Ventures, LLC	$1,000	$–	$–	$1,000
Rao ZhiCheng (Board chairman)	10,750	–	–	10,750
	$11,750	$–	$–	$11,750

The Company has the following advanced from related party for operations:

	December 31, 2019	Addition	Forgiven	March 31, 2020

Rao ZhiCheng (Board chairman)	17,548	–	–	17,548
	$17,548	$–	$–	$17,548

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

A total of 220,700,012 shares of common stock are outstanding as of December 31, 2019 and March 31, 2020 respectively.

Note 6 – Subsequent Events

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

Results of Operations

For the three months ended March 31, 2020 Compared to the three months ended March 31, 2019

Revenue

For the three months ended March 31, 2020 and March 31, 2019, the Company generated $0 in revenues.

Expenses

For the three months ended March 31, 2020 and 2019, we incurred operating expenses of $3,750 and $16,454 respectively for a decrease of $12,704 or 77.21% from the same period of prior year. The major expenses for the three-month period ended March 31, 2020 were Transfer agent fees of $750 and accounting fees of $3,000; the major expenses for the three-month period ended March 31, 2019 were legal, audit, registration and transfer agent fees. The decrease of $12,704 was mainly due to the decrease of $1,500 of audit and accounting fees, $10,750 of legal fees and transfer agent fees of $454.

Other Income (expense)

Other income consists of interest income. Other income for the three months ended March 31, 2020 and 2019 were $0 and $837.

Other income for the three months ended March 31, 2019 was $837; $837 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Net Loss

For the three months ended March 31, 2020 and 2019, we incurred a net loss of $3,750 and $15,617 respectively. The decrease is mainly due to a decrease of $1,500 in audit fees, a decrease of $10,750 in legal fees and a decrease of $454 in transfer agent fees at the same time.

Liquidity and Capital Resources

As of March 31, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2020, we had $0 in cash. As of December 31, 2019, we had $0 in cash.

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

On March 31, 2020 and December 31, 2019, we have had $3,000 in current assets and $6,000 in current assets, respectively. As of March 31, 2020, we had $3,000 in liabilities and stockholders’ deficit. As of December 31, 2019, we had $6,000 in liabilities and stockholders’ deficit.

We had $0 cash flow from operations during the three months ended March 31, 2020 compared to $11,750 used in operating activities for the three months ended March 31, 2019. The decrease was due to the decrease of $11,750 paid for legal fees. We financed our cash flow from operations during the three months ended March 31, 2020 and 2019 through advances made by related parties.

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

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have provided an unqualified audit opinion for the years ended December 31, 2019 and 2018 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended March 31, 2020 and 2019, and are included elsewhere in this registration statement.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guozi Zhongyu Capital Holdings Company

Date: September 22, 2020	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer

Guozi Zhongyu Capital Holdings Company

Date: September 22, 2020	By:	/s/ Qiulin Shi
Qiulin Shi, Chief Financial Officer (principal financial officer)

