Form 10-Q
period 2020-06-30
GUOZI ZHONGYU CAPITAL HOLDINGS
filed 2020-12-10
CIK 1267612

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2020

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

The number of shares of registrant’s common stock outstanding as of December 10, 2020 was 2,207,000,012.

FORM 10-Q

GUOZI ZHONGYU CAPITAL HOLDINGS

Formerly Metl Inc.

June 30, 2020

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The following should also be read in conjunction with the unaudited Financial Statements and notes thereto that appear elsewhere in this report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

BALANCE SHEETS

	June 30, 2020 (Unaudited)	December 31, 2019
ASSETS
CURRENT ASSETS:
Prepaid Expenses	$9,000	$6,000
Total current assets	9,000	6,000

TOTAL ASSETS	$9,000	$6,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,540	$9,540
Due to related party	38,648	17,548
Notes payable – Related Party	11,750	11,750
Total current liabilities	55,938	38,838

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred shares: par value $0.001 per share, 10,000,000 shares authorized, 0 share issued and outstanding in June 30, 2020; 0 share authorized, 0 share issued and outstanding in December 31, 2019	–	–
Common stock, par value $0.0001 per share; 1,000,000,000 shares authorized; 220,700,012 shares issued and outstanding in June 30, 2020; 1,000,000,000 shares authorized; 220,700,012 shares issued and outstanding in December 31, 2019	22,070	22,070
Additional paid in capital	1,914,393	1,914,393
Accumulated deficit	(1,983,401)	(1,969,301)
Total stockholders' deficit	(46,938)	(32,838)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,000	$6,000

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues	$–	$–	$–	$–

Operating expenses
Legal fees	–	–	–	10,750
Audit and accounting fees	9,500	–	12,500	4,500
Registration fees	–	–	–	–
Transfer agent and Filing fees	850	2,129	1,600	3,333
Bad Debt Expense	–	39,602	–	39,602
Total operating expense	10,350	41,731	14,100	58,185

Loss from operations	(10,350)	(41,731)	(14,100)	(58,185)

Other Income and Expense
Interest income	–	837	–	1,674
Total other income	–	837	–	1,674

Net loss	$(10,350)	$(40,894)	$(14,100)	$(56,511)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	220,700,012	220,700,012	220,700,012	220,700,012

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 AND JUNE 30, 2019

(Unaudited)

Statement of Stockholders’ Deficit for the Three & Six Months ended June 30, 2019

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2019	9,929,000	$993	$1,935,470	$(1,900,739)	$35,724

Issuance of Common Stock to a related party	210,771,012	21,077	(21,077)	–	–
Net Loss				(15,617)	(15,617)
Balance – March 31, 2019	220,700,012	22,070	1,914,393	(1,916,356)	20,107

Net Loss				(40,894)	(40,894)
Balance – June 30, 2019	220,700,012	$22,070	$1,914,393	$(1,957,250)	$(20,787)

Statement of Stockholders’ Deficit for the Three & Six Months ended June 30, 2020

	Common Stock: Shares	Common Stock: Amount	Additional Paid in Capital	Deficit Accum	Totals
Balance - January 01, 2020	220,700,012	22,070	1,914,393	(1,969,301)	(32,838)

Net Loss				(3,750)	(3,750)
Balance – March 31, 2020	220,700,012	22,070	1,914,393	(1,973,051)	(36,588)

Net Loss				(10,350)	(10,350)
Balance – June 30, 2020	220,700,012	$22,070	$1,914,393	$(1,983,401)	$(46,938)

The accompanying notes are an integral part of these unaudited financial statements.

Guozi Zhongyu Capital Holdings Company

Formerly Melt Inc.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES:
Net loss	(14,100)	$(56,511)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Accounts receivable - related party	–	69,321
Accounts payable and accrued expenses	(7,000)	6,833
Notes payable-related party	21,100	(19,643)
NET CASH USED IN OPERATING ACTIVITIES	–	–

FINANCING ACTIVITIES:
Proceeds from related party	–	–
NET CASH PROVIDED BY FINANCING ACTIVITIES	–	–

NET INCREASE IN CASH	–	–

CASH – BEGINNING OF PERIOD	–	–
CASH – END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION :

Non-cash investing and financing activities:
Write off of notes receivable – related party	$–	$70,995
Cancellation of notes payable – related party	$–	$31,393

The accompanying notes are an integral part of these unaudited financial statements.

GUOZI ZHONGYU CAPITAL HOLDINGS COMPANY

FORMERLY MELT INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE PERIOD JUNE 30, 2020 and DECEMBER 31, 2019

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

Note 4 – Related party transactions

The Company has the following notes payables to related parties:

	December 31, 2019	Addition	Forgiven	June 30, 2020
Custodian Ventures, LLC	$1,000	$–	$–	$1,000
Rao ZhiCheng (Board chairman)	10,750	–	–	10,750
	$11,750	$–	$–	$11,750

In 2019, Custodian Ventures, LLC advanced a total of $1,000 to the Company to pay for Registration fees; Mr. Rao advanced $11,750 to the company to pay for the legal fees in 2019.

Above related parties agree that the Company could pay back the notes when the Company has the ability to pay, they will not demand the payments.

The Company has the following advanced from related party for operations:

	December 31, 2019	Addition	Forgiven	June 30, 2020
Rao ZhiCheng (Board chairman)	17,548	21,100	–	38,648
	$17,548	$21,100	$–	$38,648

Above advance were used to pay for the filing fees, professional fees, and Registration fee, etc..

Mr. Rao agrees that the Company could pay back the above advance when the Company has the ability to pay, he will not demand the payment.

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

As of June 30, 2020, a total of 220,700,012 shares of common stock are outstanding.

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

Results of Operations

For the three and six months ended June 30, 2020 Compared to June 30, 2020

Revenue

For the three months ended June 30, 2020 and June 30, 2019, the Company generated $0 in revenues. For the six months ended June 30, 2020 and 2019, revenues were both $0

Expenses

For the three months ended June 30, 2020 and 2019, we incurred operating expenses of $10,350 and $41,731 respectively for a decrease of $31,381 or 75.20% from the same period of prior year. The major expenses for the three-month period ended June 30, 2020 were audit and accounting fees of $9,500 and Transfer Agent service fees of $850; the major expenses for the three-month period ended June 30, 2019 were bad debt expenses of $39,602, registration and transfer agent fees of $2,129. The decrease of $31,381 was mainly due to the decrease of bad debt expense of $39,602 and the decrease of $1,279 in Transfer Agent fees, and an increase in audit and accounting fees of $9,500, respectively.

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

For the six months ended June 30, 2020 and 2019, we incurred operating expenses of $14,100 and $58,185 respectively for a decrease of $44,085 or 75.77% from the same period of prior year. The major expenses for the six-month period ended June 30, 2020 were audit and accounting fees and transfer agent service fees; the major expenses for the six-month period ended June 30, 2019 were bad debt expense, audit and accounting fees, legal fees and transfer agent service fees. The decrease of $44,085 was mainly due to a decrease of $39,602 in bad debt expense, a decrease of $10,750 in legal fees, and a decrease of $1,733 in transfer agent fees, at the same time, there was an increase of $8,000 in audit and accounting fees.

Other Income (expense)

Other income consists of interest income. Other income for the three months ended June 30, 2020 and 2019 were $0 and $837; $837 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Other income for the six months ended June 30, 2020 and 2019 were $0 and $1,674; $1,674 was the interest on the promissory note from related party - Custodian Ventures, LLC.

Net Loss

For the three months ended June 30, 2020 and 2019, we incurred a net loss of $10,350 and $40,894 respectively. The decrease is mainly due to the write off of notes receivable and cancellation of Notes payable that caused a bad debt expense of $39,602.

For the six months ended June 30, 2020 and 2019, we incurred a net loss of $14,100 and $56,511 respectively. The decrease is mainly due to the write off of notes receivable, legal fees and transfer agent fee, at the same time, there was an increase of $8,000 in audit and accounting fees.

Liquidity and Capital Resources

As of June 30, 2020, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of June 30, 2020, we had $0 in cash. As of December 31, 2019, we had $0 in cash.

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

On June 30, 2020 and December 31, 2019, we have had $9,000 in current assets and $6,000 in current assets, respectively. As of June 30, 2020, we had $9,000 in liabilities and stockholders’ deficit. As of December 31, 2019, we had $6,000 in liabilities and stockholders’ deficit.

We had $0 cash flow from operations during the six months ended June 30, 2020, compared to $0 used in operating activities for the six months ended June 30, 2019. We financed our cash flow from operations during the six months ended June 30, 2020 and 2019 through advances made by related parties.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2020 and 2019, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the six months ended June 30, 2020 and 2019, and are included elsewhere in this registration statement.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2020 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Guozi Zhongyu Capital Holdings Company

Date: December 10, 2020	By:	/s/ Long Chen
Long Chen, Chief Executive Officer (principal executive officer

Guozi Zhongyu Capital Holdings Company

Date: December 10, 2020	By:	/s/ Qiulin Shi
Qiulin Shi, Chief Financial Officer (principal financial officer)

